Form 10QSB
period 1995-09-30
IMMUNE RESPONSE INC
filed 1995-12-08
CIK 824174

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarter ended September 30, 1995


     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________to_________

                   Commission File No. 0-16482

                      IMMUNE RESPONSE, INC.
     (Exact Name of Registrant as Specified in its Charter)



               COLORADO                                84-0950197
    (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)                Identification No.)


 7315 EAST PEAKVIEW AVENUE, BLDG. 8
          ENGLEWOOD, COLORADO                            80111
(Address of principal executive offices)               (Zip code)



                           (303) 796-8940
       (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   X    No

Number of shares of common stock outstanding at November 10, 1995:
294,970,000

                      IMMUNE RESPONSE, INC.


Part 1.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended
          December 31, 1994.

                         IMMUNE RESPONSE, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1995           1994
                                                     -------------  ------------
                                                      (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents                          $     2,684    $        11
  Note receivable, net of allowance for doubtful
    accounts of $6,338                                     6,339          6,339
  Accrued interest receivable, net of allowance
    for doubtful accounts of $1,220 and $745
    in 1995 and 1994, respectively                         1,220            745
                                                     -----------    -----------
                                                          10,243          7,095
Other assets
  Investment - related entity                                  -            875
  Investment in MacGregor                                200,831        109,838
                                                     -----------    -----------
                                                         200,831        110,713
                                                     -----------    -----------
                                                     $   211,074    $   117,808
                                                     -----------    -----------
                                                     -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Notes payable - related entity                     $    76,100    $    66,100
  Notes payable - other                                   68,864         68,864
  Accrued legal expense payable to former director        52,062         52,062
  Accounts payable - related entity                        2,220          1,928
  Accrued salary to officer                               11,250         11,250
  Accounts payable - others                               22,143         10,976
  Accounts payable - directors                            10,400          5,405
  Interest payable - related entity                       33,565         27,666
  Interest payable - other                                     -         27,923
                                                     -----------    -----------
                                                         276,604        272,174

Stockholders' equity (deficit)
  Common stock, $.0001 par value; 950,000,000
     shares authorized; 312,470,000 shares issued;
     294,970,000 shares outstanding                       31,247         31,247
  Additional paid-in capital                             877,906        877,906
  Unrealized gain on available-for-sale securities        90,993
  Deficit accumulated during the development stage    (1,065,676)    (1,063,519)
  Less:  treasury stock, at cost (17,500,000 shares)           -              -
                                                     -----------    -----------
                                                         (65,530)      (154,366)
                                                     -----------    -----------

                                                     $   211,074    $   117,808
                                                     -----------    -----------
                                                     -----------    -----------

                              IMMUNE RESPONSE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                     FOR THE PERIOD
                                             FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED   FROM INCEPTION
                                                    SEPTEMBER 30,               SEPTEMBER 30,        (MAY 14, 1984)
                                             --------------------------  -------------------------  TO SEPTEMBER 30,
                                                 1995         1994          1995          1994            1995
                                             -----------   -----------   -----------   -----------     -----------
Revenue
 Interest income                             $       317   $       317   $       951   $       951     $   111,184
 Laboratory test income                                -             -             -             -          50,187
 Sale of marketing rights to related party             -             -             -             -           7,004
 Miscellaneous income                                  -             -             -             -           1,897
 Gain on debt forgiveness                         34,107             -        34,107             -          34,107
                                             -----------   -----------   -----------   -----------     -----------
                                                  34,424           317        35,058           951         204,379
Expenses
 Write-off of investment in related entity             -             -           875             -             875
 Write-off of deferred warrant
   registration costs                                  -             -             -             -          29,422
 Loss on disposal of laboratory                        -             -             -             -          74,710
 Valuation allowance - investment                              (52,300)                     73,220          78,442
 Write-down of investment                                                                                   99,351
 Lab supplies                                          -             -             -             -          55,244
 Consulting - related entity                           -             -             -             -          37,500
 Interest                                          4,186         3,948        12,083        11,837         125,389
 Abandoned license agreement costs                     -             -             -             -          50,000
 Research and development                              -             -             -             -          28,680
 Rent                                                  -             -             -             -          79,232
 Services for stock                                    -             -             -             -           7,597
 Salaries                                              -             -             -             -         275,287
 Bad debt expense                                    158             -           475             -           7,659
 Depreciation                                          -             -             -             -          34,848
 General and administrative                       20,324         1,273        23,781         6,472         285,819
                                             -----------   -----------   -----------   -----------     -----------
                                                  24,668       (47,079)       37,214        91,529       1,270,055
                                             -----------   -----------   -----------   -----------     -----------
   Net income (loss)                         $     9,756   $    47,396   $    (2,156)  $   (90,578)    $(1,065,676)
                                             -----------   -----------   -----------   -----------     -----------
                                             -----------   -----------   -----------   -----------     -----------
   Net loss per common share                 $        (-)  $        (-)  $        (-)  $        (-)    $        (-)
                                             -----------   -----------   -----------   -----------     -----------
                                             -----------   -----------   -----------   -----------     -----------
Weighted average number of common
 shares                                      294,970,000   294,970,000   294,970,000   294,970,000     240,255,884
                                             -----------   -----------   -----------   -----------     -----------
                                             -----------   -----------   -----------   -----------     -----------

                            IMMUNE RESPONSE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                             FOR THE PERIOD
                                                  FOR THE NINE MONTHS ENDED  FROM INCEPTION
                                                         SEPTEMBER 30,       (MAY 14, 1984)
                                                  -------------------------  TO SEPTEMBER 30,
                                                       1995        1994           1995
                                                     --------    --------     -----------
Cash flows used by operating activities:
 Net (loss) income                                   $ (2,156)   $(90,578)    $(1,065,675)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depreciation                                                                    34,848
   Abandoned license agreement costs                        -                      50,000
   Services for stock                                       -                       7,597
   Valuation allowance-investment in MacGregor                     73,220         177,793
   Writeoff of deferred warrant registration costs                                 29,422
   Writeoff of investment in related entity               875                         875
 Changes in assets and liabilities:
   (Increase) in interest receivable                     (475)       (951)         (1,965)
   (Increase) in note receivable                                                 (287,102)
   Increase in accounts payable
     to directors                                       4,995       1,858          10,400
   Increase in accrued legal expenses payable
     to former director                                                            52,062
   Increase in accrued salary to officer                    -           -          11,250
   Increase (decrease) in interest payable            (22,024)     11,837          33,565
   Increase (decrease) in accounts payable
     to others                                         11,167        (613)         22,143
   Increase in accounts payable-related entity            291         325           2,221
                                                     --------    --------     -----------

     Net cash (used) by operating activities           (7,327)     (4,902)       (922,566)
                                                     --------    --------     -----------

Cash flows provided (used) by investing activities:
 Purchase of certificates of deposit                        -           -         (75,278)
 Redemption of certificate of deposit                       -           -          75,278
 Capital expenditures                                       -           -         (92,094)
 Disposal of laboratory assets                              -           -          57,246
 Reclassification of certificate of deposit                 -           -         (50,000)
 Acquisition of investment - related entity                 -           -          (7,000)
                                                     --------    --------     -----------

     Net cash provided (used) by
       investing activities                                 -           -         (91,848)
                                                     --------    --------     -----------

                                                               (Continued)

                            IMMUNE RESPONSE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                             FOR THE PERIOD
                                                  FOR THE NINE MONTHS ENDED  FROM INCEPTION
                                                         SEPTEMBER 30,       (MAY 14, 1984)
                                                  -------------------------  TO SEPTEMBER 30,
                                                       1995        1994           1995
                                                     --------    --------     -----------
Cash flows from financing activities:
 Proceeds from issuance of long-term
   debt to banks                                     $      -    $      -     $    50,000
 Proceeds from issuance of notes
   payable to related entity                           10,000         250          76,100
 Proceeds from issuance of notes payable
   to former related entity                                 -           -          68,864
 Payments to bank to retire debt                            -           -         (50,000)
 (Increase) in deferred warrant
   registration costs                                       -           -         (29,422)
 Proceeds from issuance of common stock                     -           -         901,556
                                                     --------    --------     -----------

     Net cash provided by financing
       activities                                      10,000         250       1,017,098
                                                     --------    --------     -----------

Net increase (decrease) in cash and
 cash equivalents                                       2,673      (4,652)          2,684

Cash and cash equivalents at
 beginning of period                                       11       4,662
                                                     --------    --------     -----------

Cash and cash equivalents at end of period           $  2,684    $     10     $     2,684
                                                     --------    --------     -----------
                                                     --------    --------     -----------

Supplemental cash flow information:
 Interest received                                   $           $            $    70,085
                                                     --------    --------     -----------
                                                     --------    --------     -----------
 Interest paid                                       $           $            $    54,910
                                                     --------    --------     -----------
                                                     --------    --------     -----------

Non-cash financing activities:
 Stock issued for services                           $           $            $     7,597
                                                     --------    --------     -----------
                                                     --------    --------     -----------

 Investment in common stock of related
 entity received in exchange for
 marketing rights                                    $           $            $     7,000
                                                     --------    --------     -----------
                                                     --------    --------     -----------

 Exchange of note receivable for
 investment in MacGregor                             $           $            $   281,506
                                                     --------    --------     -----------
                                                     --------    --------     -----------

                            IMMUNE RESPONSE, INC.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

         LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS. The Company's cash and cash equivalents has increased by $2,673 since December 31, 1994. This resulted from the loan of $10,000 from a related entity exceeding the amount needed to cover cash payments of general and administrative expenses of $7,327 for the nine months ended September 30, 1995. The Company's net current assets declined by only $1,282 since December 31, 1994. This resulted from increases in trade payables of $11,167, increases of accounts payable to directors of $4,995, increases in interest payable of $12,083, and the above note payable increase of $10,000 reduced by the forgiveness of interest of $34,102, and the cash increase of $2,673.

         Management is continuing to investigate various business opportunities for the Company. The Investment on MacGregor is expected to be sold during the balance of the 1995 calendar year to pay off certain existing creditors and to meet the continuing general and administrative expenses which are being minimized to the extent possible.

PART II. OTHER INFORMATION

Item 1:  Legal Proceedings
         None

Item 2:  Changes in Securities
         None

Item 3:  Defaults upon Senior Securities
         None

Item 4:  Submission of Matters to a Vote of Security Holders
         None

Item 5:  Other Information
         None

Item 6:  Exhibits and Reports on Form 8-K

         (a) No exhibits in addition to those previously filed or contained above in this report are required.

         (b) During the quarter ended September 30, 1995, the Company filed no reports on Form 8-K.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              IMMUNE RESPONSE, INC.

                              (Registrant)





                              By:  /s/  JOSEPH W. HOVORKA
                                 --------------------------------------
                                 Joseph W. Hovorka, President and Chief
                                    Financial Officer


Date:  November 16, 1995