Form 10KSB
period 1995-12-31
IMMUNE RESPONSE INC
filed 1996-04-15
CIK 824174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
================================================================================
           /X/    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended: DECEMBER 31, 1995

           / /    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
                  SECURITIES   EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)
                  For transition period from to .
================================================================================
                       Commission File Number: 33-17922-C

                              IMMUNE RESPONSE, INC.
                 (Name of small business issuer in its charter)

                               COLORADO 84-0950197
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

              7315 EAST PEAKVIEW AVENUE, ENGLEWOOD, COLORADO 80111
               (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number: (303) 796-8139

         Securities registered under Section 12 (b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12 (g) of the Exchange Act:
                                      NONE
- --------------------------------------------------------------------------------
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days: Yes /X/ No / /

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: /X/

Issuer's revenues for its most recent fiscal year:  $157,141

The aggregate market value of the voting stock held by non-affiliates of the Registrant is not applicable as the Registrant's securities which were previously listed in the National Quotation Bureau "Pink Sheets" stopped being listed as of January 1992 and therefore the Registrant is unable to provide an aggregate market value for its securities.

The issuer had 294,970,000 shares of common stock outstanding as of April 10, 1996.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format:  Yes / /  No /X/

                              IMMUNE RESPONSE, INC.
                                   FORM 10-KSB

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

(a) Business Development

     (1) Immune Response, Inc. was incorporated in the State of Colorado on May 24, 1984 as Med-Mark Technologies, Inc. for the purpose of marketing medical products. When the Registrant was unable to obtain suitable products, it ceased operations and remained inactive from July 1985 until November 10, 1986 when it changed its name to Immune Response, Inc. From November 1986 until May 1991, the Registrant was a biomedical firm engaged in three levels of activity - clinical testing, clinical research and basic research.

     While the Registrant established and operated the Clinical Testing and Research Division until May 1991, the Board of Directors, following an analysis of the results of the Division's operations, determined that the operations were not commercially viable and that it was highly unlikely that the Division would ever be profitable. Accordingly, on May 10, 1991, the Registrant entered into an Asset Purchase Agreement with Infinity Laboratories, Inc. ("Infinity") pursuant to which it sold to Infinity all of the Registrant's assets relating to its laboratory services and paid Infinity a total of $15,623 in cash and notes. In return for this sale, the President of Infinity, who was the Registrant's laboratory director at the time of the sale and had previously been the president and a director of the Registrant, agreed to return to the Registrant 17,500,000 shares of the Registrant's common stock owned by him; agreed to the cancellation of stock options to purchase an additional 15,000,000 shares of the Registrant's common stock owned by him; and agreed to release the Registrant from any further obligations under an employment agreement then in effect. This sale was approved by the Registrant's stockholders at a Special Meeting of Shareholders held on June 3, 1991. The Registrant suspended its biomedical activities following this transaction and has been essentially inactive since such time except for evaluating alternative business opportunities.

     On January 8, 1996, the Registrant announced that it had executed an agreement to merge with Ocurest Laboratories, Inc. ("Ocurest") of Palm Beach Gardens, Florida. Concurrent with executing the merger agreement, the Registrant made a secured loan to Ocurest in the amount of $125,000. Ocurest produces, distributes and holds worldwide patents on a new delivery system for dispensing ophthalmic drug solutions into the eye. On February 23, 1996, the Registrant announced the mutual termination of its merger agreement. As part of the mutual termination agreement, Ocurest has agreed to repay the aforementioned loan with interest on an immediate basis as receivables allow. The Registrant anticipates all amounts due under the loan will be repaid prior to June 30, 1996. To date, the Registrant has received $15,000.

     (a)(2)(3) During the year ended December 31, 1995, the Registrant has not been involved in any bankruptcy, receivership or similar proceedings; has not undergone material reclassification, merger or consolidation; has not acquired or disposed of any material amount of assets otherwise than in the ordinary course of business; and has not experienced any material change in its mode of conducting business.

(b) Business of Issuer

     (1)(2)(3) The Registrant is currently an inactive company which is evaluating alternative business opportunities. Prior to 1995, the Registrant's only asset was 167,360 shares of the common stock of MacGregor Sports and Fitness, Inc. ("MacGregor") a publicly-traded (NASDAQ) company which is primarily engaged in licensing the usage of the MacGregor trade name for certain sporting goods related products in exchange for royalties. During 1995, the Registrant sold 133,904 of these shares for net proceeds of $208.567. An additional 27,500 shares have been sold through March 31, 1996 for net proceeds of $89,504, leaving 5,956 shares remaining for sale. The Registrant currently intends to use the proceeds from the sales of the MacGregor common stock to extinguish debt, fund its operating needs and provide capital for future business activities.

     (4) As the Registrant is currently inactive, the Registrant does not directly compete with any company, individual or organization.

     (5) The Registrant does not require raw materials.

     (6) The Registrant's business is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Registrant.

     (7) The Registrant holds no patents or trademarks, and has no interest in any franchises, concessions, royalty agreements or labor contracts.

     (8)(9)  The   Registrant   currently  is  not  subject  to  any  government
regulations which affect its business.

     (10) During the last three years the Registrant spent no amounts on Registrant-sponsored or customer-sponsored research and development activities.

     (11) The Registrant is not subject to any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

     (12) The Registrant's executive officers are the Company's only two employees and serve on a part-time basis. The Registrant currently has no full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

(a) Description of Principal Plants and other Property

     The Registrant's principal office is located at 7315 East Peakview Avenue, Englewood, Colorado 80111. The Registrant is provided space on a rent free basis by a significant shareholder.

(b) Investment Policies

     The Registrant currently does not invest in real estate, real estate mortgages, or securities of persons who primarily engage in real estate activities.

(c) Description of Real Estate and Operating Data

     The Registrant does not own property, the book value of which amounts to ten percent or more of the total assets of the Registrant.

ITEM 3. LEGAL PROCEEDINGS

     The Registrant currently is not a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant did not submit any matters to a vote of its security holders during the fourth quarter ended December 31, 1995.



                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

     The Registrant's Units, Common Stock and Warrants have been traded as Units on the over-the-counter market since July, 1988. Trading in the Registrant's securities was reported by the National Quotation Services "Pink Sheets" until January 1992 when the Registrant's securities ceased being listed. As a result, there has been no known trading in the Registrant's Units, Common Stock or Warrants for the years 1994 or 1995.

(b) Holders

     The number of record holders of the Registrant's Common Stock as of April 10, 1996, was 621 according to the Registrant's transfer agent. This figure excludes an indeterminate number of stockholders whose shares are held in "street" or "nominee" name.

(c) Dividends

     Holders of shares of Common Stock of the Registrant are entitled to dividends when and if declared by the Registrant's Board of Directors out of funds legally available therefor. The Registrant has not paid any dividends on its Common Stock and currently intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including but not limited to future earnings, capital requirements and the financial condition of the Registrant.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS

(a) Plan of Operation

     The Registrant's revenue significantly increased during the fiscal year ended December 31, 1995 as more fully described in (b) below. Although the Registrant has virtually no operating overhead costs as a result of its current inactive status, certain funds are necessary for payment of legal and accounting costs related to keeping the Registrant current with its regulatory filings as well as certain other general and administrative expenses. During 1995 as well as in each of the last two fiscal years the Registrant has relied on loans from related entities in order to meet some its operating expenses as well as minimal personal loans from the Registrant's President as described more fully in Part
III. Item 12, Certain Relationships and Related Transactions.

     With the sales of portions of the Registrant's investment in MacGregor in the fourth quarter of 1995 as well as the first quarter of 1996, the Registrant has provided the capital necessary to fund its limited business activities for the foreseeable future as it continues the search for alternate business opportunities. While the Registrant currently does not expect the level and amount of its expenses will change significantly during 1996 as compared to 1995, should the Registrant identify and pursue a business opportunity such as the merger which was contemplated with Ocurest Laboratories, Inc. as described more fully in Part 1. Item 1 Description of Business, the Registrant can expect increased expenses resulting from legal and other costs. Such a change in the Registrant's business status as a result of identifying a business opportunity which the Registrant's Board of Directors feels would be beneficial for the Registrant and its shareholders may require securing additional financing the amount and source of which cannot presently be determined.

     The Registrant is not currently engaged in any research and development, does not anticipate the purchase or sale of any plant or significant equipment, nor does it anticipate any changes in the number of employees, which would have any material effect on the financial condition of the Registrant.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

     Total revenue for the year ended December 31, 1995 was $157,141, a majority of which was produced by the sale of a portion of the Registrant's investment in MacGregor as described more fully in Part 1. Item 1 Description of Business. In addition, the Registrant recorded income from a one-time non-cash forgiveness of debt owed by the Registrant. This compares with net revenue of $1,268 derived solely from interest income for the year ended December 31, 1994. Total expenses for 1995 were $50,864 as compared to $96,623 during 1994. Expenses decreased 47% in 1995 over 1994 primarily as a result of an unrealized loss on the Registrant's investment in MacGregor Sports and Fitness, Inc. in 1994. General and administrative expense of $34,969 increased significantly during 1995 over ($15,240) recorded in 1994 which included a credit of $22,143 for the forgiveness of certain debt owed by the Registrant leaving operating expenses of $6,903. This increase in general and administrative expense is largely attributed to increased legal costs associated with the proposed merger with Ocurest. Net income for the year ended December 31, 1995 was $106,277 as compared to a loss of $95,355 for the year ended December 31, 1994.

     The gain on the sale of the MacGregor shares in 1995 and the unrealized loss on the MacGregor investment in 1994 accounted for the significant swing in the Registrant's profitability during the past two years. While the Registrant has sold an additional 27,500 MacGregor shares in 1996 for total proceeds of $89,504, and has an additional 5,956 shares remaining for sale, once these shares are sold, the Registrant will have no significant assets other than its cash balances and no other means with which to produce future income. As a result, the revenues and net income produced in 1995 the continuation of which is expected in 1996 is not expected continue in future years barring the a change in the Registrant's inactive business status.

     The Company's net worth at December 31, 1995, was $171 compared to ($154,366) at the year ended December 31, 1994. The increase in the Registrant's net worth at December 31, 1995 as compared to the previous year is a direct result of the increase in the value of the investment in MacGregor and the subsequent sale of a portion of that investment in addition to the Registrant extinguishing approximately $64,000 in liabilities during 1995.

     The financial results incurred during 1995 are indicative of what can be expected for 1996 in the absence of the Registrant's identifying and implementing alternative business opportunities. However, beyond 1996 following the sale if its investment in MacGregor, the Registrant will continue to incur losses barring a change in its inactive business status.

     As of December 31, 1995, the Registrant had made no other material commitments for capital expenditures.


ITEM 7. FINANCIAL STATEMENTS

     The financial statements are listed under Item 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants during the most recent two fiscal years.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

(a) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

                                                                  Length of
Name                   Age          Offices held                  Service
- ----                   ---          ------------                  ---------

Joseph W. Hovorka      66           President, Treasurer,         Since 1987
                                    Principal Executive,
                                    Financial and Accounting
                                    Officer and Director

Thomas B. Olson        30           Secretary and Director        Since 1990

     The directors of the Registrant are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Officers of the Registrant are elected by the Board of Directors and hold office until their successors are duly elected and qualified.

     No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

     JOSEPH W. HOVORKA. Mr. Hovorka has served as the Registrant's President since February 1990 and has been a Vice President, Treasurer and a director since September 1987. Mr. Hovorka has been President, Chief Executive Officer, Treasurer and a director of ProConnextions, Inc. since August 1990 and the Treasurer and a director of Sports Card Connection, Inc., a wholly-owned subsidiary of ProConnextions, Inc., since November 1990. ProConnextions, Inc. and Sports Card Connection, Inc. are privately-held companies which were formed to buy, trade and sell sports memorabilia. From 1989 to 1993, Mr. Hovorka served as President, Chief Operating Officer, and Treasurer and was a director of William's Controls, Inc., a publicly-held manufacturer of pneumatic, electronic and hydraulic controls for trucks, buses, mining, construction and refuse collection vehicles. Mr. Hovorka also served as President and was a director of Enercorp, Inc., a publicly-held investment company from July 1986 until June 1993. From September 1990 until June 1993 Mr. Hovorka served as President and was a director of Ajay Sports, Inc., a publicly-traded manufacturer of golf bags and accessories. Mr. Hovorka had been engaged in commercial and business banking for over thirty years. Mr. Hovorka devotes only such time as is necessary to the affairs of the Registrant.

     THOMAS B. OLSON. Mr. Olson has been a Director since 1988 and has been Secretary of the Registrant since 1994. Since 1988, Mr. Olson has been Secretary of Equitex, Inc., a publicly held business development company which is a shareholder of the Registrant. Mr. Olson has attended Arizona State University and the University of Colorado at Denver. Mr. Olson devotes only such time as is necessary to the affairs of the Registrant.

(b) Significant Employees

     None

(c) Family Relationships

     Not applicable

(d) Involvement in Certain Legal Proceedings

     Not applicable

Compliance with Section 16 of the Securities Act of 1934
- --------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16") requires the Registrant's officers, directors and persons who own more than ten percent of the Registrant's voting securities to file reports of their ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Commission regulations also require that such persons provide the Registrant with copies of all Section 16 reports they file.

Based solely upon its review of such reports received by the Registrant, or written representations from certain persons that they were not required to file any reports under Section 16, the Registrant believes that, during 1995, its officers and directors have complied with all Section 16 filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

(a) General

     While Mr. Hovorka is to receive a salary of $18,000 per year, Mr. Hovorka has agreed to suspend payment or accrual of such salary during 1995, as well as each of the previous two years, until such time as the Registrant is a viable operating company as may be determined by the Registrant's Board of Directors. Mr. Olson currently receives no salary in his capacity as Secretary of the Registrant. Both Mr. Hovorka and Mr. Olson receive $400 for each Board of Directors meeting they attend, the payment of which is accrued and paid as the Registrant's cash flow permits.

(b) Summary Compensation Table

           The following table sets forth information regarding compensation paid to the officers of the Registrant during the years ended December 31, 1995, 1994 and 1993:

                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation ($$)Long-Term
                                                                                    Compensation
                                                                                       Awards
(a)                         (b)          (c)            (d)            (e)               (g)               (i)
Name &                                                                Other                                All
Principal                                                            Annual            Options            Other
Position                   Year        Salary          Bonus      Compensation         & SARs         Compensation
                                         ($)            ($)            ($)               (#)               ($)
- ---------                  ----        ------          -----      ------------      ------------      ------------
Joseph W. Hovorka          1995        18,000 <F1>       0              0                 0                 0
President,
Treasurer
Principal
Executive
Officer and
Accounting
Officer

Joseph W. Hovorka          1994        18,000 <F1>       0              0                 0                 0

Joseph W. Hovorka          1993        18,000 <F1>       0              0                 0                 0
- -----------

<F1>  Although  Mr.  Hovorka  is to receive a salary of  $18,000  per year,  Mr.
Hovorka has agreed to suspend payment or accrual of such salary as noted in Item 10 (a) above.

(c) Option/SAR Grants Table

     The Registrant made no grants of stock options or SARs during the year ended December 31, 1995.

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The Registrant had no stock options or SARs outstanding during the year ended December 31, 1995.

(e) Long Term Incentive Plans -- Awards in Last Fiscal Year

     The Registrant has no long term incentive plans, and consequently has made no such awards.

(f) Compensation of Directors

     (1) Standard Arrangements

     Each member of the Registrant's Board of Directors, Messrs. Joseph W. Hovorka and Thomas B. Olson, receive $400 for each Board of Director's meeting attended. For the year ended December 31, 1995, Messrs. Hovorka and Olson each were eligible to receive $1,600 for the four meetings held. Payment is made to directors as cash flow permits. Each member of the Board of Directors also receives reimbursement for expenses incurred in attending the board meetings.

     (2) Other Arrangements

     There are no other arrangements which respect to compensation of directors other than those explained in Item (f)(1) above.

(g) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     No employment contract or change-in control arrangements are currently in effect for either of the Registrant's two executive officers

(h) Report on Repricing of Options/SARs

     No options or SARs were repriced during the fiscal year ended December 31, 1995.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)(b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management

     The following table contains information at April 10, 1996, as to the beneficial ownership of shares of the Registrant's Common Stock by each person who, to the knowledge of the Registrant at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director of the Registrant and all persons as a group who are officers and directors of the Registrant and as to the percentage of outstanding shares so held by them at April 10, 1996.

Name and address              Amount and Nature of                 Percent
of beneficial owner           Beneficial Ownership <F1>            of Class
- -------------------           -------------------------            --------
Joseph W. Hovorka             -0-                                    0.0%
7315 East Peakview Avenue
Englewood, Colorado 80111

Thomas B. Olson               10,000,000   <F2>                      3.4%
7315 East Peakview Avenue
Englewood, Colorado 80111

Henry Fong                    47,750,000   <F3>                     16.2%
7315 East Peakview Avenue
Englewood, Colorado 80111


All officers and directors    10,000,000   <F2>                      3.4%
as a group (two persons)
- ---------------

<F1> The beneficial owners exercise sole voting and investment power.

<F2> Includes 10,000,000 shares owned by Equitex, Inc. of which Mr. Olson is the
Secretary.  Mr. Olson disclaims beneficial ownership of these securities.

<F3> Includes 10,000,000 shares owned by Equitex, Inc. of which Mr. Fong  is the
President.  Mr. Fong disclaims beneficial ownership of these securities.

(c) Changes in Control

     The Registrant does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Registrant.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others

    The Registrant currently utilizes approximately 150 square feet of office space in Greenwood Executive Park, 6400 South Quebec, Englewood, Colorado, from Equitex, Inc., a shareholder of the Registrant, on a rent free month-to-month basis. The Registrant's Secretary and Director, Mr. Olson, is also Secretary of Equitex, Inc.

     During the years ended December 31, 1993, 1994 and 1995, Joseph W. Hovorka, the President of the Registrant, made various loans to the Registrant in the aggregate amount of $320. These loans were due on demand and due to their negligible amount, were interest free. All of these loans were paid in full during 1995.

     During the year ended December 31, 1995 as in previous years, Equitex, Inc., a significant shareholder of the Registrant of which the Registrant's Secretary is also an officer, loaned $10,000 to the Registrant. When added to the previous years' balance, the total loans outstanding at December 31, 1995 were $76,100. These loans are due on demand and carry an interest rate of 10% per annum. Total interest due at December 31, 1995 on these loans was $35,703. As of April 9, 1996, none of the total outstanding loans or interest due has been repaid.

During the year ended December 31, 1994 as in previous years, the Registrant incurred legal costs from an attorney who was a former officer and director of the Registrant in the amount of $1,823 for 1994 and $11,025 for 1993. The aggregate amount due to the former officer and director for legal fees at December 31, 1995 was $52,062. The entire amount was repaid during the first quarter of 1996.

(b) Information Which May be Excluded

     Not applicable

(c) Parents of Registrant

     Not applicable

(d) Transactions with Promoters

     Not applicable

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The Following Documents are Filed as a Part of this Report Immediately Following the Signature Page

 1. Financial Statements and Supplementary Data.

                                                                    Page
                                                                    ----
    Report of Independent Certified Public Accountants              F-1
    Balance Sheet at December 31, 1995                              F-3
    Statements of Changes in Stockholders' Equity for the
     period from inception (May 14, 1984) to December  31,
     1984 and for the Years Ended December 31, 1985, 1986,
     1987, 1988, 1989, 1990, 1991, 1992, 1993, 1994 and 1995        F-4
    Statements of Operations for the Years ended
     December 31, 1995 and 1994 and the period from inception
     (May 14, 1984) to December 31, 1995                            F-10
    Statements of Cash Flows for the Years Ended
     December 31, 1995 and 1994 and the period from inception
     (May 14, 1984) to December 31, 1995                            F-11
    Notes to Financial Statements                                   F-13


 2. Financial Statement Schedules

     Not Applicable


 3. Exhibits.

     3.1    Articles of Incorporation <F1>
     3.2    Bylaws <F1>
     21.1   Subsidiaries <F1>
- ----------

<F1> Incorporated by reference from the like numbered exhibits filed with the
Registrant's Registration Statement on Form S-18, No. 33-17922-C.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 1996
      --------------

                                              IMMUNE RESPONSE, INC.
                                              (Registrant)




                                           By /S/ JOSEPH W. HOVORKA
                                              ----------------------------------
                                              Joseph W. Hovorka, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date: April 12, 1996                       /S/ JOSEPH W. HOVORKA
      --------------                       -------------------------------------
                                           Joseph W. Hovorka, President,
                                           Treasurer and Director
                                           (Principal Executive, Financial,
                                           and Accounting Officer)





Date: April 12, 1996                       /S/ THOMAS B. OLSON
      --------------                       -------------------------------------
                                           Thomas B. Olson, Secretary and
                                           Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Immune Response, Inc.

We have audited the accompanying balance sheet of Immune Response, Inc. (a development stage company) as of December 31, 1995 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1995 and 1994 and for the period from inception (May 14, 1984) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immune Response, Inc. (a development stage company) at December 31, 1995 and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, and for the period from inception (May 14, 1984) to December 31, 1995 in conformity with generally accepted accounting principles.

It is indeterminable as to the amount to be ultimately realized from the Company's net notes and interest receivable from and investment in MacGregor Sports & Fitness, Inc. totaling $77,975 at December 31, 1995 in the accompanying financial statements. The financial statements do not include any adjustments relating to the recoverability of reported asset amounts that might result from the outcome of this uncertainty.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, the Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and has an accumulated deficit of ($957,242) at December 31, 1995. These factors raise substantial doubt about the Company's

Report of Independent Certified Public Accountants
Page Two


ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                              Davis & Co., CPAs, P.C.
                                              Certified Public Accountants


Englewood, Colorado
April 5, 1996

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1995

ASSETS
Current assets
    Cash and cash equivalents ..................................      $ 130,362
    Note receivable, net of allowance
       for doubtful accounts of $6,338 .........................          6,338
    Interest receivable, net of allowance
       for doubtful accounts of $1,379 .........................          1,379
                                                                      ---------
                                                                        138,079
Other assets
    Investment in MacGregor (cost of $21,998) ..................         70,258
                                                                      ---------
                                                                      $ 208,337
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable - related entity .............................      $  76,100
    Accrued legal expense payable to
       former director .........................................         52,062
    Accounts payable - related entity ..........................          2,541
    Accrued salary to officer ..................................         11,250
    Accounts payable - others ..................................         22,110
    Accounts payable - directors ...............................          8,400
    Interest payable - related entity ..........................         35,703
                                                                      ---------
                                                                        208,166
Contingencies (Notes 3, 5b and 8)

Stockholders' equity
    Common stock, $.0001 par value; 950,000,000
       shares authorized; 312,470,000 shares
       issued; 294,970,000 shares outstanding ..................         31,247
    Additional paid-in capital .................................        877,906
    Unrealized gain on available for sale securities ...........         48,260
    Deficit accumulated during the
       development stage .......................................       (957,242)
    Less:  treasury stock, at cost
       (17,500,000 shares) .....................................           --
                                                                      ---------
                                                                            171
                                                                      ---------
                                                                      $ 208,337
                                                                      =========

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
        For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                      1990, 1991, 1992, 1993, 1994 and 1995

                                                                      Additional
                                                Common Stock           Paid-In
                                            Shares        Amount       Capital
                                            ------        ------      ----------
Shares of common stock issued to
    officers and directors  during
    the formation of the Company in
    exchange for services valued
    at $.000001 per share ............    90,000,000   $     9,000   $    (8,910)

Shares of common stock issued during
    the formation of the Company in
    exchange for cash of $.001 per
    share to unrelated individuals ...    14,000,000         1,400        12,600

Net loss for the period from inception
    (May 14, 1984) to Dec. 31, 1984
                                         -----------   -----------   -----------
Balance at December 31, 1984 .........   104,000,000        10,400         3,690

Net loss for the year ended
    December 31, 1985
                                         -----------   -----------   -----------
Balance at December 31, 1985 .........   104,000,000        10,400         3,690

Shares of common stock issued
    to unrelated individuals in
    December 1986 in exchange
    for cash of:
        $.0005 per share .............    14,000,000         1,400         5,600
        $.00005 per share ............     1,500,000           150           (75)

Net loss for the year ended
    December 31, 1986
                                         -----------   -----------   -----------
Balance at December 31, 1986 .........   119,500,000        11,950         9,215

Shares of common stock issued
    to unrelated individuals
    in exchange for cash of:
        $.0005 per share in:
           April 1987 ................     2,000,000           200           800
           May 1987 ..................    10,000,000         1,000         4,000
           June 1987 .................    10,000,000         1,000         4,000
        $.00025 per share in:
           April 1987 ................    10,000,000         1,000         1,500

Shares of common  stock issued
    in August 1987 in exchange
    for cash of $.0005 per
    share to:
        Related parties ..............    27,500,000         2,750        11,000
        Others .......................    16,000,000         1,600         6,400

The accompanying notes are a part of this statement.
                                       F-4

                              IMMUNE RESPONSE, INC.
                              (A Development Stage Company)
      Statement of Changes in Stockholders' Equity (Deficit) (Page 2 of 6)
        For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                      1990, 1991, 1992, 1993, 1994 and 1995

                                                          Deficit      Total
                                               Un-        accumu.      Stock-
                                             realized    during the    holders'
                                              gains      development   equity
                                             (losses)      stage      (deficit)
                                             --------    -----------  ---------
Shares of common stock issued  to
    officers and directors during
    the formation of the Company in
    exchange for services valued
    at $.000001 per share ............     $             $            $       90

Shares of common stock issued during
    the formation of the Company in
    exchange for cash of $.001 per
    share to unrelated individuals ...                                    14,000

Net loss for the period from inception
    (May 14, 1984) to Dec. 31, 1984 ..                     (11,185)      (11,185)
                                           ----------    ----------    ----------
Balance at December 31, 1984 .........                     (11,185)        2,905

Net loss for the year ended
    December 31, 1985 ................                     (64,398)      (64,398)
                                           ----------    ----------    ----------
Balance at December 31, 1985 .........                     (75,583)      (61,493)

Shares of common stock issued
    to unrelated individuals in
    December 1986 in exchange
    for cash of:
        $.0005 per share .............                                     7,000
        $.00005 per share ............                                        75

Net loss for the year ended
    December 31, 1986 ................                     (17,557)      (17,557)
                                           ----------    ----------    ----------
Balance at December 31, 1986 .........                     (93,140)      (71,975)

Shares of common stock issued
    to unrelated individuals in
    exchange for cash of:
        $.0005 per share in:
           April 1987 ................                                     1,000
           May 1987 ..................                                     5,000
           June 1987 .................                                     5,000
        $.00025 per share in:
           April 1987 ................                                     2,500

Shares of common  stock issued in
    August 1987 in exchange for
    cash of $.0005 per share to:
        Related parties ..............                                    13,750
        Others .......................                                     8,000

                                       F-5

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
      Statement of Changes in Stockholders' Equity (Deficit) (Page 3 of 6)
        For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                      1990, 1991, 1992, 1993, 1994 and 1995

                                                                      Additional
                                                Common Stock           Paid-In
                                            Shares        Amount       Capital
                                            ------        ------      ----------
Shares of common stock issued in
    August  1987 to an officer
    and director in exchange for
    services valued at $.0005
    per share ........................    15,000,000   $     1,500   $     6,000

Net loss for the year ended
    December 31, 1987
                                         -----------        ------        ------
Balance at December 31, 1987 .........   210,000,000        21,000        42,915

Shares of common stock issued in
    July 1988,  pursuant to a
    public offering, for cash
    of $.01 per share, net
    costs of $199,761 ................    90,000,000         9,000       691,239

Shares of common stock issued to
    underwriter in July 1988,
    pursuant to public offering for
    cash of $.000001 per share .......     2,880,000           288          (285)

Shares of common stock issued in
    October 1988, pursuant to
    exercise of Class B warrants,
    for cash of $.02 per share .......       300,000            30         5,970

Shares of common stock issued in
    October and November 1988,
    pursuant to exercise of
    Class A warrants, for cash
    of $.015 per share, net
    of costs of $100 .................     5,470,000           547        81,403

Net loss for the year ended
    December 31, 1988
                                         -----------        ------       -------
Balance at December 31, 1988 .........   308,650,000        30,865       821,242

Shares of common stock issued in
    January  1989, pursuant to
    the exercise of 10,300 "A"
    warrants at $.015 per share,
    net of costs of $184 .............     1,030,000           103        15,163

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
      Statement of Changes in Stockholders' Equity (Deficit) (Page 4 of 6)
        For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                      1990, 1991, 1992, 1993, 1994 and 1995

                                                          Deficit      Total
                                               Un-        accumu.      Stock-
                                             realized    during the    holders'
                                              gains      development   equity
                                             (losses)      stage      (deficit)
                                             --------    -----------  ---------
Shares of common stock issued
    in August  1987 to an officer
    and  director  in exchange for
    services valued at $.0005
    per share ........................     $             $            $    7,500

Net loss for the year ended
    December 31, 1987 ................                     (41,815)      (41,815)
                                           ----------    ----------   ----------
Balance at December 31, 1987 .........                    (134,955)      (71,040)

Shares of common stock issued in
    July 1988,  pursuant to a
    public offering,  for cash
    of $.01 per share, net
    costs of $199,761 ................                                   700,239

Shares of common stock issued to
    underwriter in July 1988,
    pursuant to public offering for
    cash of $.000001 per share .......                                         3

Shares of common stock issued in
    October 1988, pursuant to
    exercise of Class B warrants,
    for cash of $.02 per share .......                                     6,000

Shares of common stock issued in
    October and November 1988,
    pursuant to exercise of
    Class A warrants, for cash
    of $.015 per share, net
    of costs of $100 .................                                    81,950

Net loss for the year ended
    December 31, 1988 ................                    (102,626)     (102,626)
                                           ----------    ----------   ----------
Balance at December 31, 1988 .........                    (237,581)      614,526

Shares of common stock issued in
    January  1989, pursuant to
    the exercise of 10,300 "A"
    warrants at $.015 per share,
    net of costs of $184 .............                                    15,266

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
      Statement of Changes in Stockholders' Equity (Deficit) (Page 5 of 6)
        For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                      1990, 1991, 1992, 1993, 1994 and 1995

                                                                      Additional
                                                Common Stock           Paid-In
                                            Shares        Amount       Capital
                                            ------        ------      ----------
Shares of common stock issued
    January 1989,  pursuant to the
    exercise of 27,900 "A" warrants
    at $.015 per share, net of
    costs of $70 .....................     2,790,000           279        41,501

Net loss for the year ended
    December 31, 1989
                                         -----------        ------       -------
Balance at December 31, 1989 .........   312,470,000        31,247       877,906

Net loss for the year ended
    December 31, 1990
                                         -----------        ------       -------
Balance at December 31, 1990 .........   312,470,000        31,247       877,906

Shares received from employee
    as part of June 1991 sale
    of laboratory assets .............   (17,500,000)

Shares placed in treasury in
    June 1991 ........................    17,500,000

Net loss for the year ended
    December 31, 1991
                                         -----------        ------       -------
Balance at December 31, 1991 .........   312,470,000        31,247       877,906

Net loss for the year ended
    December 31, 1992
                                         -----------        ------       -------
Balance at December 31, 1992 .........   312,470,000        31,247       877,906

Net loss for the year ended
    December 31, 1993
                                         -----------        ------       -------
Balance at December 31, 1993 .........   312,470,000        31,247       877,906

Net loss for the year ended
    December 31, 1994
                                         -----------        ------       -------
Balance at December 31, 1994 .........   312,470,000        31,247       877,906

Unrealized gain on available for
    sale securities

Net income for the year ended
    December 31, 1995
                                         -----------   -----------   -----------
Balance at December 31, 1995 .........   312,470,000   $    31,247   $   877,906
                                         ===========   ===========   ===========

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
      Statement of Changes in Stockholders' Equity (Deficit) (Page 6 of 6)
        For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                      1990, 1991, 1992, 1993, 1994 and 1995

                                                          Deficit      Total
                                               Un-        accumu.      Stock-
                                             realized    during the    holders'
                                              gains      development   equity
                                             (losses)      stage      (deficit)
                                             --------    -----------  ---------
Shares of common stock issued
    January 1989,  pursuant to the
    exercise of 27,900 "A" warrants
    at $.015 per share, net of
    costs of $70 .....................   $             $                  41,780

Net loss for the year ended
    December 31, 1989 ................                    (210,550)      210,550)
                                           ----------    ----------   ----------
Balance at December 31, 1989 .........                    (448,131)      461,022

Net loss for the year ended
    December 31, 1990 ................                    (170,446)     (170,446)
                                           ----------    ----------   ----------
Balance at December 31, 1990 .........                    (618,577)      290,576

Shares received from employee
    as part of June 1991 sale
    of laboratory assets

Shares placed in treasury in
    June 1991

Net loss for the year ended
    December 31, 1991 ................                    (247,279)     (247,279)
                                           ----------    ----------   ----------
Balance at December 31, 1991 .........                    (865,856)       43,297

Net loss for the year ended
    December 31, 1992 ................                     (61,434)      (61,434)
                                           ----------    ----------   ----------
Balance at December 31, 1992 .........                    (927,290)      (18,137)

Net loss for the year ended
    December 31, 1993 ................                     (40,873)      (40,873)
                                           ----------    ----------   ----------
Balance at December 31, 1993 .........                    (968,163)      (59,010)

Net loss for the year ended
    December 31, 1994 ................                     (95,355)      (95,355)
                                           ----------    ----------   ----------
Balance at December 31, 1994 .........                  (1,063,518)     (154,365)

Unrealized gain on available for
    sales securities .................        48,260                      48,260

Net income for the year ended
    December 31, 1995 ................                     106,277       106,277
                                         -----------   -----------   -----------
Balance at December 31, 1995 .........   $    48,260   $  (957,242)  $       171
                                         ===========   ===========   ===========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                              For the
                                                                              period
                                                                               from
                                                                             inception
                                                  For the years               (May 14,
                                                ended December 31,            1984) to
                                               1995             1994        Dec. 31, 1995
                                               ----             ----        -------------
Revenue
    Interest income ...................   $       1,268    $       1,268    $     111,501
    Laboratory test income ............                                            50,187
    Revenue from sale of marketing
        rights to related entity ......                                             7,004
    Miscellaneous income ..............                                             1,897
    Gain on sale of stock .............         120,726                           120,726
    Debt forgiveness income ...........          35,147                            35,147
                                          -------------    -------------    -------------
                                                157,141            1,268          326,462
Expenses
    Write-off of deferred warrant
        registration costs ............                           14,422           29,422
    Loss on sale of laboratory ........                                            74,710
    Realized loss on investment .......             875           78,442          178,668
    Laboratory supplies ...............                                            55,244
    Consulting fees to related entities                                            37,500
    Interest ..........................          15,261           15,785          128,567
    Abandoned license agreement costs .                                            50,000
    Research and development ..........                                            28,680
    Rent ..............................                                            79,232
    Services for stock ................                                             7,597
    Salary ............................                                           275,287
    Depreciation and amortization .....                                            34,848
    Bad debt expense ..................             634            3,214            7,718
    General and administrative ........          34,094          (15,240)         296,231
                                          -------------    -------------    -------------
                                                 50,864           96,623        1,283,704
                                          -------------    -------------    -------------

        Net income (loss) .............   $     106,277    $     (95,355)   $    (957,242)
                                          =============    =============    =============

        Net loss per common share .....   $         (--)   $         (--)   $       (.004)
                                          =============    =============    =============

Weighted average number of
    common shares .....................     294,970,000      294,970,000      241,521,059
                                          =============    =============    =============


The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                             For the
                                                                              period
                                                                               from
                                                                             inception
                                                  For the years               (May 14,
                                                ended December 31,            1984) to
                                               1995             1994        Dec. 31, 1995
                                               ----             ----        -------------
Cash flows from operating activities:
    Net income (loss) .................   $     106,277    $     (95,355)   $    (957,242)
      Adjustments to reconcile net income
        (loss) to net cash provided
        by operating activities:
      Depreciation ....................                                            34,848
      Abandoned license agreement costs                                            50,000
      Services for stock ..............                                             7,597
      Bad debt expense ................             634                               634
      Realized net gain on investments         (119,851)          78,442           58,817
      Write-off of deferred warrant
        registration costs ............                           14,422           29,422
      Changes in assets and liabilities:
      (Increase) decrease in notes
         receivable ...................            --              3,213         (287,102)
      Decrease (increase) in interest
         receivable ...................          (1,268)          (1,268)          (2,758)
      Increase in accounts payable
        to related entity .............             613              374            2,541
      Increase in accrued legal expenses
        payable to former director ....                            1,780           52,062
      Increase in accounts payable
         to directors .................           2,995              119            8,400
      Increase-accrued salary to officer                                           11,250
      Increase in interest payable to
         related entity ...............           8,037            7,538           35,703
      Increase (decrease) in interest
         payable to others ............         (27,923)           8,247             --
      Increase (decrease) in accounts
         payable to others ............          11,134          (22,413)          22,110
                                          -------------    -------------    -------------


      Net cash provided (used) by
         operating activities .........         (19,352)          (4,901)        (934,591)
                                          -------------    -------------    -------------

Cash flows from investing activities:
    Proceeds from sale of
      investment in MacGregor .........         208,567                           208,567

    Purchase of certificate of deposit                                            (75,278)
    Redemption of certificates of deposit                                          75,278
    Capital expenditures ..............                                           (92,094)
    Disposal of laboratory assets .....                                            57,246
    Purchase of license agreement .....                                           (50,000)
    Acquisition of investment -
         related entity ...............                                            (7,000)
                                          -------------    -------------    -------------
      Net cash used in investing
         activities ...................         208,567             --            116,719
                                          -------------    -------------    -------------
The accompanying notes are a part of this statement.                          (Continued)

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                        Statements of Cash Flows (page 2)

                                                                              For the
                                                                              period
                                                                               from
                                                                             inception
                                                  For the years               (May 14,
                                                ended December 31,            1984) to
                                               1995             1994        Dec. 31, 1995
                                               ----             ----        -------------
Cash flows from financing activities:
    Proceeds from issuance of note
      payable to bank .................   $                $                $      50,000
    Proceeds from issuance of notes
      payable to related entities
      and others ......................          10,000              250          144,964
    Payments to retire notes payable
      to bank .........................                                           (50,000)
    Payments to retire notes payable
      to others .......................         (68,864)                          (68,864)
    (Increase) in deferred warrant
      registration costs ..............                                           (29,422)
    Proceeds from issuance of common
      stock ...........................                                           901,556
                                          -------------    -------------    -------------
      Net cash provided  (used) by
         financing activities .........         (58,864)             250          948,234
                                          -------------    -------------    -------------

Net increase (decrease) in cash
    and cash equivalents ..............         130,351           (4,651)         130,362

Cash and cash equivalents at
    beginning of period ...............              11            4,662
                                          -------------    -------------    -------------
Cash and cash equivalents at
    end of period .....................   $     130,362    $          11    $     130,362
                                          =============    =============    =============

Supplemental cash flow information:
    Interest received .................   $                $       4,502    $      74,587
                                          =============    =============    =============
    Interest paid .....................   $                $                $      54,910
                                          =============    =============    =============

Non-cash financing activities:
    Common stock issued for services ..   $                $                $       7,605
                                          =============    =============    =============
    Investment in common stock of
      related entity received in
      exchange for marketing rights ...   $                $                $       7,000
                                          =============    =============    =============
    Exchange of note receivable for
      investment in SAC ...............   $                $                $     281,506
                                          =============    =============    =============

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1: SIGNIFICANT ACCOUNTING POLICIES
        Significant accounting policies are as follows:

a. BUSINESS HISTORY
     Immune Response, Inc. ("the Company") was incorporated under the laws of the State of Colorado on May 14, 1984 as Med Mark Technologies, Inc. and was inactive during the period from July 1, 1985 to November 9, 1986. On November 10, 1986 the Company changed its name to Immune Response, Inc. and resumed its organizational activities.

     The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Until the Company sold its laboratory assets in May 1991, the Company performed research and provided testing facilities for disorders of the immune system. Although the Company received laboratory test income and revenue from the sale of marketing rights in 1990 and early 1991, the amounts received were minimal and did not represent revenues from the Company's principal planned line of business. The Company has been inactive since the sale of its lab assets in May 1991.

b. DEFERRED WARRANT REGISTRATION COSTS
     Registration costs incurred in connection with a post-effective amendment registration statement to register outstanding stock warrants had been deferred and were to be charged against capital if the registration generated additional capital, and against operations if the registration did not result in additional capital. At December 31, 1991, management determined that $15,000 of the original costs deferred were for work that was no longer useable. Such costs were charged to 1991 operations. At December 31, 1994, management determined that the $14,422 of remaining original costs were for work that was no longer usable and such costs were charged to 1994 operations.

c. FIXED ASSETS
     Expenditures for property and equipment and for renewals and betterments which extend the originally estimated economic life of assets are capitalized at cost. Expenditures for maintenance, repairs and other renewals of items are charged to expense. When items are disposed of, the cost and accumulated depreciation are eliminated from the accounts, and any gain or loss is included in the results of operations.

     The provision for depreciation was calculated using the straight-line method over the estimated useful lives of two to seven years.

d. INVESTMENTS
     Effective January 1, 1995, the Company adopted SFAS 115. Accordingly, the Company's investment in equity securities of MacGregor Sports & Fitness is classified as available-for-sale securities and is reported at fair value of $70,258 compared to historical cost of $21,998. The unrealized gain of $48,260 is reported as a separate component of stockholders' equity.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

e. SHARES  ISSUED IN EXCHANGE FOR SERVICES
     The fair value of shares issued for services rendered to the Company in exchange for stock was determined by the officers and directors.

f. INCOME TAXES
     The Company has made no provision for income taxes because of financial statement and tax losses. At December 31, 1995 the Company has net operating loss carryforwards for book and tax purposes available as follows:

                   YEAR OF
                   EXPIRATION               BOOK                    TAX
                   ----------               ----                    ---
                   1999                    $ 61,200               $ 61,200
                   2000                      14,400                 14,400
                   2001                      19,720                 17,600
                   2002                      41,800                 41,800
                   2003                     102,500                102,500
                   2004                     210,300                209,100
                   2005                     169,700                175,700
                   2006                     247,000                174,400
                   2007                      61,000                 20,500
                   2008                      40,900                 36,900
                   2009                      95,000                 14,000
                   2010                    (106,277)                44,000
                                           --------               --------
                                           $957,243               $912,100
                                           ========               ========

g. NET LOSS PER COMMON SHARE
     The net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding for each period shown. All of the common stock issued prior to the public offering is considered to be "cheap" stock in accordance with Staff Accounting Bulletin Topic 4d, and is treated as outstanding since inception of the Company in the weighted average number of shares computation.

h. CASH EQUIVALENTS
     For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents provided they are not legally restricted as to withdrawal.

i. RECLASSIFICATIONS
     Certain minor reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 2: NOTE RECEIVABLE
     Included in the balance sheet at December 31, 1995 is notes receivable and interest receivable (both net of reserves) of $6,338 and $1,379, respectively, from MacGregor Sports & Fitness, Inc. See Note 3 herein. The notes bear interest at 12 percent per annum and are collateralized by a security interest in the entity's assets. The collection of this receivable is indeterminable; however, management believes this receivable (as adjusted) is fully collectible.

Note 3: INVESTMENT IN MACGREGOR SPORTS AND FITNESS, INC.
     This investment originally consisted of 49,201 shares of common stock and 133,904 shares of $1 par value Class B preferred stock of Sports Acquisition Corporation (SAC), an unrelated entity.

     In January 1992, Sports Acquisition Corporation successfully merged with Vida Ventures, Ltd. (Vida), a publicly held company. Immediately after the merger, the new entity was renamed MacGregor Sports and Fitness, Inc. The Company received .68 of one MacGregor common share for each of its shares of SAC common stock, 33,456 shares in total. Each share of the Company's Class B SAC preferred stock was exchanged for one share of MacGregor Class B convertible preferred stock.

     In January of 1994, MacGregor agreed to convert the Company's Class B preferred stock into 133,904 shares of unrestricted common stock. This conversion was completed in April of 1994 resulting in the Company owning 167,360 unrestricted shares of MacGregor's common stock at December 31, 1994. During the fourth quarter of 1995, the Company sold 133,904 of the shares in the open market for $208,567.

     MacGregor is a publicly traded company (NASDAQ) engaged primarily in the business of licensing the usage of the MacGregor tradename in exchange for royalties. The MacGregor tradename is recognized as the oldest established tradename in the United States sporting goods industry.

Note 4: NOTES PAYABLE
        Notes payable consist of the following:

                                                             December 31,
                                                        1995               1994
                                                        ----               ----
NOTES  PAYABLE - RELATED  ENTITY <F1>
Uncollateralized notes payable to related entity
issued May 1990 to June 1994, bearing interest
at 12 percent per annum, payable upon demand.         $76,100            $66,100
                                                      =======            =======

NOTES PAYABLE - OTHER
Uncollateralized notes payable to former related
entity issued May 1990 to October 1993, bearing
interest at 12 percent per annum, payable upon
demand, demand made December 1993. Paid in
full November 15, 1995.                               $   -0-            $68,864
                                                      =======            =======
- ----------

<F1>            One of the Company's directors is also an officer of this entity.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 5: STOCKHOLDERS' EQUITY
a. STOCK OPTIONS
     In August, 1987 the Company's Board of Directors authorized an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan for which 50,000,000 shares of the Company's common stock have been reserved for each plan. Options can be issued only to key employees under the Incentive Stock Option Plan, but may be issued to any individual or entity selected by the committee under the Non-Qualified Stock Option Plan. The committee of each respective plan is authorized to determine the exercise price, the time period, the number of shares subjected to option and the identity of those receiving the options. No options have been granted pursuant to the Incentive Stock Option Plan.

     On September 1, 1987 options under the Non-Qualified Stock Option Plan were granted to two officers and directors to purchase 15,000,000 and 5,000,000 shares of the Company's common stock at an exercise price of $.001 per share. In May 1991 the first option (to purchase 15,000,000 shares) was canceled as part of the sale of laboratory assets to a former officer. The second option was never exercised and expired on September 1, 1992.

b. SALE OF STOCK TO PUBLIC
     On July 5, 1988 the Company completed a sale of 90,000,000 units (as adjusted for the stock split described in Note 8, herein) of its $.0001 par value common stock in a public offering. Net proceeds from the sale were $700,239 after deducting the Underwriter's commission of $90,000 and direct offering costs of $109,761.

     Each unit consists of one share of the Company's common stock, one Class A common stock purchase warrant and one Class B common stock purchase warrant. One Class A unit warrant entitles the holder to purchase one share of common stock at $.015 per share. One Class B unit warrant entitles the holder to purchase one share of common stock at $.02 per share. The Class A and Class B warrants expire on December 16, 1995. The Company may redeem these warrants at $.00001 per warrant if certain conditions are met.

     In October and November, 1988, Class A warrants to purchase a total of 5,470,000 shares of common stock of the Company were exercised at $.015 per share for total proceeds of $81,950, net of costs. In October, 1988 Class B warrants to purchase 300,000 shares of common stock were exercised at $.02 per share for total proceeds of $6,000. In January, 1989 Class A warrants to purchase a total of 3,820,000 shares of common stock of the Company were exercised at $.015 per share for total proceeds of $57,046, net of costs.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

     In connection with this public offering, the Company also sold 2,880,000 shares of its common stock to the Underwriter for a total price of $288. No warrants have been exercised by the Underwriter.

Note 6: RELATED PARTY TRANSACTIONS
     During fiscal year 1994 the Company incurred $1,823 of legal costs from an attorney who was also an officer, director and stockholder of the Company until August of 1994.

     During 1995, the Company accrued $5,600 payable to its two directors for their attendance in meetings held in late 1994 and 1995.

     During the year ended December 31, 1994 and to the present date, the Company has utilized approximately 150 square feet of office space from Equitex, Inc., a significant shareholder, on a rent free month-to-month basis.

     See Notes 3 and 4, herein, regarding an investment in a related entity and notes payable to a related entity, etc.

Note 7: SALE OF LABORATORY ASSETS
     In May 1991, the Company sold certain assets with a net book value of $59,971 to the Company's laboratory director, who was also the Company's former President, and also agreed to pay this individual $15,623 ($10,000 cash and a 45-day bank note payable for the remaining $5,623). In return, the laboratory director:

       1) agreed to the return of 17,500,000 shares of the Company's common stock to the Company,
       2) agreed to the cancellation of his stock options to purchase 15,000,000 shares of the Company's common stock at $.001 per share as discussed in Note 5a., herein,
       3) agreed to release the Company from any and all remaining obligations under his employment agreement with the Company.

     This sale of assets was approved by the Company's stockholders on June 3, 1991.

Note 8: CONTINGENCY
     The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and has an accumulated deficit of ($957,242) at December 31, 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                             IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


     There are no significant fixed commitments as of December 31, 1995 or the present date. Management believes that the remaining minimal cash flow requirements needed to pursue potential mergers or other business opportunities can be met through a combination of additional stock sales and temporary loans from a related entity until such time that the Company can obtain additional payments on its note receivable or complete a private offering in order to generate cash.

Note 9: SUBSEQUENT EVENTS
     On January 8, 1996 the Company executed an agreement to merge with Ocurest Laboratories, Inc. (Ocurest) of Florida, which produces and distributes a new technology for dispensing eye drops. At the same time, the Company made a secured 12% loan to Ocurest for $125,000. On February 23, 1996, the agreement was terminated. As part of the mutual termination agreement, Ocurest has agreed to repay the loan with accrued interest by June 30, 1996. To date, $15,000 has been repaid.

     During February 1996, the Company paid a former director $52,062 for accrued legal expenses incurred from inception up until the time of his resignation in August of 1994.