Form 10QSB
period 1996-03-31
IMMUNE RESPONSE INC
filed 1996-05-15
CIK 824174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended MARCH 31, 1996


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                           Commission File No. 33-17922-C

                              IMMUNE RESPONSE, INC.
                              ---------------------
             (Exact Name of Registrant as Specified in its Charter)



Colorado                                                              84-0950197
- --------                                                              ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


7315 East Peakview Avenue
Englewood, Colorado                                                        80111
- -------------------------                                                  -----
(Address of principal executive offices)                              (Zip code)


                                 (303) 796-8940
                                 --------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  [ X ]    No  [   ]

Number of shares of common stock outstanding at May 3, 1996: 294,970,000

                              IMMUNE RESPONSE, INC.

Part 1.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1995.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 1996
                                   (Unaudited)




ASSETS
Current assets
    Cash and cash equivalents ..................................      $  38,852
    Note receivable, net of allowance
       for doubtful accounts of $6,338 .........................        126,544
    Interest receivable, net of allowance
         for doubtful accounts of $1,537 .......................          1,893
                                                                      ---------
                                                                        167,289
Other assets
    Investment in MacGregor (cost of $3,907) ...................         17,868
                                                                      ---------
                                                                      $ 185,157
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable - related entity .............................      $  76,100
    Accounts payable - related entity ..........................          2,609
    Accrued salary to officer ..................................         11,250
    Accounts payable - others ..................................         23,925
    Accounts payable - directors ...............................          4,800
    Interest payable - related entity ..........................         37,834
                                                                      ---------
                                                                        156,518

Stockholders' equity
    Common stock, $.0001 par value; 950,000,000
       shares authorized; 312,470,000 shares
       issued; 294,970,000 shares outstanding ..................         31,247
    Additional paid-in capital .................................        877,906
    Unrealized gain on available for sale securities ...........         13,910
    Deficit accumulated during the
       development stage .......................................       (894,424)
    Less:  treasury stock, at cost
       (17,500,000 shares) .....................................           --
                                                                      ---------
                                                                         28,639
                                                                      ---------
                                                                      $ 185,157
                                                                      =========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                               For the
                                                                              periom from
                                                                               inception
                                              For the three months             (May 14,
                                                 ended March 31,               1984) to
                                              1996             1995         March 31, 1996
                                              ----             ----         --------------
Revenue
    Interest income ...................   $       4,101    $         317    $     115,602
    Laboratory test income ............                                            50,187
    Revenue from sale of marketing
        rights to related entity ......                                             7,004
    Miscellaneous income ..............                                             1,897
    Gain on sale of stock .............          71,464                           192,190
    Debt forgiveness income ...........                                            35,147
                                          -------------    -------------    -------------
                                                 75,565              317          402,027
Expenses
    Write-off of deferred warrant
        registration costs ............                                            29,422
    Loss on sale of laboratory ........                                            74,710
    Realized loss on investment .......                                           178,668
    Laboratory supplies ...............                                            55,244
    Consulting fees to related entities                                            37,500
    Interest ..........................           2,131            3,948          130,698
    Abandoned license agreement costs .                                            50,000
    Research and development ..........                                            28,680
    Rent ..............................                                            79,232
    Services for stock ................                                             7,597
    Salary ............................                                           275,287
    Depreciation and amortization .....                                            34,848
    Bad debt expense ..................             158              158            7,876
    General and administrative ........          10,457            1,285          306,778
                                          -------------    -------------    -------------
                                                 12,746            5,391        1,296,451
                                          -------------    -------------    -------------

        Net income (loss) .............   $      62,819    $      (5,074)   $    (894,424)
                                          =============    =============    =============

        Net income (loss) per
        common share ..................   $         (--)   $         (--)   $       (.004)
                                          =============    =============    =============

Weighted average number of
    common shares .....................     294,970,000      294,970,000      242,696,935
                                          =============    =============    =============

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                             For the
                                                                           period from
                                                                            inception
                                                For the three months         (May 14,
                                                  ended March 31,            1984) to
                                                1996           1995       March 31, 1996
                                                ----           ----       --------------
Cash flows from operating activities:
    Net income (loss) ....................   $    62,819    $    (5,074)   $  (894,424)
      Adjustments to reconcile net income
        (loss) to net cash provided
        by operating activities:
      Depreciation .......................                                      34,848
      Abandoned license agreement costs ..                                      50,000
      Services for stock .................                                       7,597
      Realized net gain on investments ...       (71,464)                      (12,647)
      Write-off of deferred warrant
        registration costs ...............                                      29,422
      Changes in assets and liabilities:
      (Increase) decrease in notes
         receivable ......................      (120,206)           158       (407,308)
      Decrease (increase) in interest
         receivable ......................          (514)          (317)        (3,272)
      Increase in accounts payable
        to related entity ................            68             25          2,609
      (Decrease) in accrued legal expenses
        payable to former director .......       (52,062)
      (Decrease) increase in accounts
         payable to directors ............        (3,600)            70          4,800
      Increase-accrued salary to officer .                                      11,250
      Increase in interest payable to
         related entity ..................         2,131          3,947         37,834
      Increase in accounts payable
         to others .......................         1,815          1,199         23,925
                                             -----------    -----------    -----------

      Net cash provided (used) by
         operating activities ............      (181,014)             8     (1,115,605)
                                             -----------    -----------    -----------

Cash flows from investing activities:
    Proceeds from sale of
      investment in MacGregor ............        89,504                       298,071
    Purchase of certificate of deposit ...                                     (75,278)
    Redemption of certificates of deposit                                       75,278
    Capital expenditures .................                                     (92,094)
    Disposal of laboratory assets ........                                      57,246
    Purchase of license agreement ........                                     (50,000)
    Acquisition of investment -
         related entity ..................                                      (7,000)
                                             -----------    -----------    -----------
      Net cash used in investing
         activities ......................        89,504           --          206,223
                                             -----------    -----------    -----------

                                                                     (Continued)
                                       F-4

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                        Statements of Cash Flows (page 2)
                                   (Unaudited)

                                                                             For the
                                                                           period from
                                                                            inception
                                                For the three months         (May 14,
                                                  ended March 31,            1984) to
                                                1996           1995       March 31, 1996
                                                ----           ----       --------------
Cash flows from financing activities:
    Proceeds from issuance of note
      payable to bank ....................   $              $              $    50,000
    Proceeds from issuance of notes
      payable to related entities
      and others .........................                                     144,964
    Payments to retire notes payable
      to bank ............................                                     (50,000)
    Payments to retire notes payable
      to others ..........................                                     (68,864)
    (Increase) in deferred warrant
      registration costs .................                                     (29,422)
    Proceeds from issuance of common
      stock ..............................                                     901,556
                                             -----------    -----------    -----------
      Net cash provided  (used) by
         financing activities ............                                     948,234
                                             -----------    -----------    -----------
Net increase (decrease) in cash
    and cash equivalents .................       (91,510)             8         38,852

Cash and cash equivalents at
    beginning of period ..................       130,362             11
                                             -----------    -----------    -----------
Cash and cash equivalents at
    end of period ........................   $    38,852    $        19    $    38,852
                                             ===========    ===========    ===========

Supplemental cash flow information:
    Interest received ....................   $              $              $    74,587
                                             ===========    ===========    ===========
    Interest paid ........................   $              $              $    54,910
                                             ===========    ===========    ===========

Non-cash financing activities:
    Common stock issued for services .....   $              $              $     7,605
                                             ===========    ===========    ===========
    Investment in common stock of
      related entity received in
      exchange for marketing rights ......   $              $              $     7,000
                                             ===========    ===========    ===========
    Exchange of note receivable for
      investment in SAC ..................   $              $              $   281,506
                                             ===========    ===========    ===========

                              IMMUNE RESPONSE, INC.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     LIQUIDITY,  CAPITAL  RESOURCES AND RESULTS OF OPERATIONS.
     The Company's cash and cash equivalents showed a decrease of $91,510 from December 31, 1995 to March 31, 1996. The Company's net income for the three months ended March 31, 1996 of $62,819 was unusual compared to the net loss for the corresponding period of the prior year of $5,074. This was due to recognizing a realized gain of $71,464 on sales of the Company's investment in common stock of MacGregor Sports & Fitness, Inc. $27,500 of the Company's shares of MacGregor were sold in the open market during the first quarter of 1996 and the related proceeds were used to retire debts and pay operating expenses. In addition, the Company advanced $125,000 pursuant to a merger agreement which was subsequently terminated, which funds have been repaid as of the filing of this report. This caused the increase in notes and interest receivable compared to a year ago.

PART II.     OTHER INFORMATION

Item 1:      Legal Proceedings
              None

Item 2:      Changes in Securities
              None

Item 3:      Defaults upon Senior Securities
              None

Item 4:      Submission of Matters to a Vote of Security Holders
              None

Item 5:      Other Information
              None

Item 6:      Exhibits and Reports on Form 8-K
              (a)     No exhibits in addition to those previously filed or
                      contained above in this report are required.
              (b)     During the quarter ended March 31, 1996, the Company
                      filed no reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              IMMUNE RESPONSE, INC.

                              (Registrant)


                               By: /S/ JOSEPH W. HOVORKA
                                   --------------------------------
                                   Joseph W. Hovorka, President and
                                   Chief Financial Officer


Date:  May 14, 1996