Form 10QSB
period 1996-06-30
IMMUNE RESPONSE INC
filed 1996-08-19
CIK 824174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended JUNE 30, 1996


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from     to

                           Commission File No. 1-11996

                              IMMUNE RESPONSE, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



Colorado                                                              84-0950197
- --------                                                              ----------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


7315 East Peakview Avenue
Englewood, Colorado                                                        80111
- -------------------                                                        -----
(Address of principal executive offices)                              (Zip code)


                                 (303) 796-8139
                                 --------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes ( X )   No (   )


Number of shares of common stock outstanding at August 5, 1996: 294,970,000

                              IMMUNE RESPONSE, INC.


Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1995.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 1996
                                   (Unaudited)


ASSETS
Current assets
    Cash and cash equivalents ..................................      $ 158,500
    Note receivable, net of allowance
       for doubtful accounts of $6,338 .........................          6,339
    Interest receivable, net of allowance
         for doubtful accounts of $1,695 .......................          1,696
                                                                      ---------
                                                                        166,535
Other assets
    Investment in MacGregor (cost of $3,907) ...................         28,291
                                                                      ---------
                                                                      $ 194,826
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable - related entity .............................      $  76,100
    Accounts payable - related entity ..........................          2,782
    Accrued salary to officer ..................................         11,250
    Accounts payable - others ..................................         23,813
    Accounts payable - directors ...............................          6,400
    Interest payable - related entity ..........................         39,965
                                                                      ---------
                                                                        160,310

Stockholders' equity
    Common stock, $.0001 par value; 950,000,000
       shares authorized; 312,470,000 shares
       issued; 294,970,000 shares outstanding ..................         31,247
    Additional paid-in capital .................................        877,906
    Unrealized gain on available for sale securities ...........         24,333
    Deficit accumulated during the
       development stage .......................................       (898,970)
    Less:  treasury stock, at cost
       (17,500,000 shares) .....................................           --
                                                                      ---------
                                                                         34,516
                                                                      ---------
                                                                      $ 194,826
                                                                      =========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                           For the
                                        For the                      For the                period
                                         three                         six                   from
                                         months                       months              inception
                                         ended                        ended                (May 14,
                                        June 30,                     June 30,              1984) to
                                  1996           1995           1996          1995      June 30, 1996
                                  ----           ----           ----          ----      -------------
Revenue
   Interest income ........   $     2,485    $       317    $     6,586   $       634    $   118,087
   Laboratory test income .                                                                   50,187
   Revenue from sale of
      marketing rights to
      related entity ......                                                                    7,004
   Miscellaneous income ...                                                                    1,897
   Gain on sale of stock ..                                      71,464                      192,190
   Debt forgiveness income                                                                    35,147
                              -----------    -----------    -----------   -----------    -----------
                                    2,485            317         78,050           634        404,512
Expenses
   Write-off of deferred
      warrant registration
      costs ...............                                                                   29,422
   Loss on sale of
      laboratory ..........                                                                   74,710
   Realized loss on
      investment ..........                                                                  178,668
   Laboratory supplies ....                                                                   55,244
   Consulting fees to
      related entities ....                                                                   37,500
   Interest ...............         2,131          3,949          4,262         7,897        132,829
   Abandoned license
      agreement costs .....                                                                   50,000
   Research and development                                                                   28,680
   Rent ...................                                                                   79,232
   Services for stock .....                                                                    7,597
   Salary .................                                                                  275,287
   Depreciation and
      amortization ........                                                                   34,848
   Bad debt expense .......           158          1,034            316         1,192          8,034
   General and
      administrative ......         4,742          2,172         15,199         3,457        311,520
                              -----------    -----------    -----------   -----------    -----------
                                    7,031          7,155         19,777        12,546      1,303,482
                              -----------    -----------    -----------   -----------    -----------

   Net income (loss)
   before income taxes ....        (4,546)        (6,838)        58,273       (11,912)      (898,970)

Income tax provision:
   Current (provision) ....                                     (12,962)                     (12,962)
   Utilization of net
      operating loss
      carryforward ........                                      12,962                       12,962
                              -----------    -----------    -----------   -----------    -----------
   Net income (loss) ......   $    (4,546)   $    (6,838)   $    58,273   $   (11,912)   $  (898,970)
                              ===========    ===========    ===========   ===========    ===========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                        Statements of Operations (page 2)
                                   (Unaudited)


                                                                                           For the
                                        For the                      For the                period
                                         three                         six                   from
                                         months                       months              inception
                                         ended                        ended                (May 14,
                                        June 30,                     June 30,              1984) to
                                  1996           1995           1996          1995      June 30, 1996
                                  ----           ----           ----          ----      -------------
Net income (loss)
   per common share .......   $     (--)     $     (--)     $      --     $     (--)     $     (.004)
                              ===========    ===========    ===========   ===========    ===========

Weighted average
   number of
   common shares ..........   294,970,000    294,970,000    294,970,000   294,970,000    242,696,935
                              ===========    ===========    ===========   ===========    ===========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                        For the
                                                                         period
                                                                          from
                                                                        inception
                                               For the six months       (May 14,
                                                 ended June 30,         1984) to
                                                1996         1995     June 30, 1996
                                              --------     --------   -------------
Cash flows from operating activities:
    Net income (loss) ....................   $  58,273    $  (5,074)   $(898,970)
      Adjustments to reconcile net income
        (loss) to net cash provided
        by operating activities:
      Depreciation .......................                                34,848
      Abandoned license agreement costs ..                                50,000
      Services for stock .................                                 7,597
      Realized net gain on investments ...     (71,464)                  (12,647)
      Write-off of deferred warrant
        registration costs ...............                                29,422
      Changes in assets and liabilities:
      (Increase) decrease in notes
         receivable ......................                      158     (287,102)
      Decrease (increase) in interest
         receivable ......................        (319)        (317)      (3,391)
      Increase in accounts payable
        to related entity ................         241           25        2,782
      (Decrease) in accrued legal expenses
        payable to former director .......                               (52,062)
      (Decrease) increase in accounts
         payable to directors ............      (2,000)          70        6,400
      Increase-accrued salary to officer .                                11,250
      Increase in interest payable to
         related entity ..................       4,262        3,947       39,965
      Increase in accounts payable
         to others .......................       1,703        1,199       23,813
                                             ---------    ---------    ---------
      Net cash provided (used) by
         operating activities ............     (61,366)           8     (996,033)
                                             ---------    ---------    ---------

Cash flows from investing activities:
    Proceeds from sale of
      investment in MacGregor ............      89,504                   298,071
    Purchase of certificate of deposit ...                               (75,278)
    Redemption of certificates of deposit                                 75,278
    Capital expenditures .................                               (92,094)
    Disposal of laboratory assets ........                                57,246
    Purchase of license agreement ........                               (50,000)
    Acquisition of investment -
         related entity ..................                                (7,000)
                                             ---------    ---------    ---------
      Net cash used in investing
         activities ......................      89,504         --        206,223
                                             ---------    ---------    ---------

                                                                     (Continued)

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                        Statements of Cash Flows (page 2)
                                   (Unaudited)


                                                                        For the
                                                                         period
                                                                          from
                                                                        inception
                                               For the six months       (May 14,
                                                 ended June 30,         1984) to
                                                1996         1995     June 30, 1996
                                              --------     --------   -------------
Cash flows from financing activities:
    Proceeds from issuance of note
      payable to bank ....................   $            $            $  50,000
    Proceeds from issuance of notes
      payable to related entities
      and others .........................                               144,964
    Payments to retire notes payable
      to bank ............................                               (50,000)
    Payments to retire notes payable
      to others ..........................                               (68,864)
    (Increase) in deferred warrant
      registration costs .................                               (29,422)
    Proceeds from issuance of common
      stock ..............................                               901,556
                                             ---------    ---------    ---------
      Net cash provided  (used) by
         financing activities ............                               948,234
                                             ---------    ---------    ---------

Net increase (decrease) in cash
    and cash equivalents .................      28,138            8       28,138

Cash and cash equivalents at
    beginning of period ..................     130,362           11
                                             ---------    ---------    ---------
Cash and cash equivalents at
    end of period ........................   $ 158,500    $      19    $ 158,500
                                             =========    =========    =========

Supplemental cash flow information:
    Interest received ....................   $   4,297    $            $  78,884
                                             =========    =========    =========
    Interest paid ........................   $            $            $  54,910
                                             =========    =========    =========

Non-cash financing activities:
    Common stock issued for services .....   $            $            $   7,605
                                             =========    =========    =========
    Investment in common stock of
      related entity received in
      exchange for marketing rights ......   $            $            $   7,000
                                             =========    =========    =========
    Exchange of note receivable for
      investment in SAC ..................   $            $            $ 281,506
                                             =========    =========    =========

                                                   IMMUNE RESPONSE, INC.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS
     The Company's cash and cash equivalents showed an increase of $28,138 from December 31, 1995 to June 30, 1996. The Company's net income for the six months ended June 30, 1996 of $58,273 was unusual compared to the net loss for the corresponding period of the prior year of $(11,912). This was due to recognizing a realized gain of $71,464 on sales of the Company's investment in common stock of MacGregor Sports & Fitness, Inc. The Company sold 27,500 shares of its MacGregor stock in the open market during the first quarter of 1996 and the related proceeds of $160,968 were used to retire debts and pay operating expenses with the balance causing the increase in cash at June 30, 1996 as compared to December 31, 1995. In addition, the Company had advanced $125,000 in early 1996 pursuant to a merger agreement which was terminated in February 1996. The Company was repaid the advanced funds during the second quarter of 1996.

     The Company's net loss of $(4,546) for the three months ended June 30, 1996 is fairly comparable to the net loss of $(6,838) for the three months ended June 30, 1995.

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

          (b) During the quarter ended June 30, 1996, the Company filed no reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IMMUNE RESPONSE, INC.

                                       (Registrant)





                                        By: /S/ JOSEPH W. HOVORKA
                                            ------------------------------------
                                            Joseph W. Hovorka, President and
                                            Chief Financial Officer


Date:  August 16, 1996