Form 10KSB
period 1996-12-31
IMMUNE RESPONSE INC
filed 1997-04-14
CIK 824174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
================================================================================
    |X|  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the fiscal year ended: DECEMBER 31, 1996

    | |  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE  ACT OF 1934
         For  transition  period from ______ to ______
================================================================================
                       Commission File Number: 33-17922-C

                              IMMUNE RESPONSE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

COLORADO                                                              84-0950197
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

              7315 EAST PEAKVIEW AVENUE, ENGLEWOOD, COLORADO 80111
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (303) 796-8139

         Securities registered under Section 12 (b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12 (g) of the Exchange Act:
                                      NONE
--------------------------------------------------------------------------------
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange during the past 12 months (or for such shorter period that the Registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 Days: Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 1Q-KSB: /X/

Issuer's revenues for its most recent fiscal year:   $92,851

The aggregate market value of the voting stock held by non-affiliates of the Registrant is not applicable as the Registrant's securities which were previously listed in the National Quotation Bureau "Pink Sheets' stopped being listed as of January 1992 and therefore the Registrant is unable to provide an aggregate market value for its securities.

The issuer had 2,949,709 shares of common stock outstanding as of April 7, 1997.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format:       Yes / /  No /X/

                              IMMUNE RESPONSE, INC.
                                   FORM 10-KSB

                                     PART I
                                     ------


ITEM 1. DESCRIPTION OF BUSINESS

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

     On January 8, 1996, the Registrant announced that it had executed an agreement to merge with Ocurest Laboratories, Inc. ("Ocurest") of Palm Beach Gardens, Florida. Concurrent with executing the merger agreement, the Registrant made a secured loan to Ocurest in the amount of $125,000. Ocurest produces, distributes and holds worldwide patents on a new delivery system for dispensing ophthalmic drug solutions into the eye. On February 23, 1996, the Registrant announced the mutual termination of its merger agreement. As part of the mutual termination agreement, Ocurest repaid the aforementioned loan with interest during 1996. In addition, Ocurest agreed to pay the Registrant a fee of $10,000, with interest, upon the successful completion of its planned initial public offering which fee was paid during the fourth quarter of 1996.

     On February 10, 1997 at an Annual Meeting of Stockholders, the Registrant's shareholders approved a one for one hundred (1 for 100) reverse stock split whereby every one hundred shares of the Registrant's $.000l par value common stock were converted to one share of $.000l par value common stock and approved a reduction in the number of authorized shares from 950,000,000 to 25,000,000 effective March 3, 1997. As a result, the Registrants issued shares were decreased from 312,470,000 to 3,124,700 and outstanding shares decreased from 294,970,000 to 2,949,700.

     (2)(3) During the year ended December 31, 1996, the Registrant has not been involved in any bankruptcy, receivership or similar proceedings; has not undergone material reclassification, merger or consolidation; has not acquired or disposed of any material amount of assets otherwise than in the ordinary course of business; and has not experienced any material change in its mode of conducting business.

(b) Business of Issuer

     (1)(2)(3) The Registrant is currently an inactive company which is evaluating alternative business opportunities. Prior to 1995, the Registrant's only asset was 167,360 shares of the common stock of MacGregor Sports and Fitness, Inc. ("MacGregor") a publicly-traded (NASDAQ) company which was primarily engaged in licensing the usage of the MacGregor trade name for certain sporting goods related products in exchange for royalties. During 1995, the Registrant sold 133,904 of these shares for net proceeds of $208.567. During 1996, 27,500 shares were sold for net proceeds of $89,504. The Registrant has used the proceeds from the sales of the MacGregor common stock to extinguish debt, fund its operating needs and provide capital for future business activities.

     On July 31, 1996, MacGregor Sports and Fitness, Inc. and Technical Publishing Solutions, Inc. completed a merger through a tax-free exchange of common stock and the surviving entity was renamed IntraNet Solutions, Inc. ("IntraNet") . IntraNet provides integrated solutions for the management and distribution of business critical information contained in documents using proprietary and standard internet technologies through web based internet software, electronic document management and on-demand printing. Following the merger and a subsequent 4 for 1 reverse-split declared by IntraNet on October 15, 1996, the Registrant owned 1,489 shares of IntraNet common stock.

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

     (10) During the last two years the Registrant spent no amounts on Registrant-sponsored or customer-sponsored research and development activities.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant did not submit any matters to a vote of its security holders during the fourth quarter ended December 31, 1996.



                                     PART II
                                     -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

     The Registrant's Units, Common Stock and Warrants have been traded as Units on the over-the-counter market since July, 1988. Trading in the Registrant's securities was reported by the National Quotation Services "Pink Sheets" until January 1992 when the Registrant's securities ceased being listed. As a result, there has been no known trading in the Registrant's Units, Common Stock or Warrants for the years 1995 or 1996.

(b) Holders

     The number of record holders of the Registrant's Common Stock as of April 7, 1997, was 620 according to the Registrant's transfer agent. This figure excludes an indeterminate number of stockholders whose shares are held in "street" or "nominee" name.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

(a) Plan of Operation

     Although the Registrant has virtually no operating overhead costs as a result of its current inactive status, certain funds are necessary for payment of legal and accounting costs related to keeping the Registrant current with its regulatory filings as well as certain minimal general and administrative expenses. In previous years, the Registrant relied on loans from related entities in order to meet its operating expenses as well as minimal personal loans from the Registrant's President as described more fully in Part III. Item 12, Certain Relationships and Related Transactions.

     With the sales of a majority of the Registrant's investment in MacGregor during the fourth quarter of 1995 and the first quarter of 1996, the Registrant has the capital necessary to fund its limited business activities for the foreseeable future as it continues the search for alternate business opportunities. while the Registrant currently does not expect the level and amount of its expenses will change significantly during 1997 as compared to 1996, should the Registrant identify and pursue a business opportunity the Registrant can expect increased expenses resulting from legal and other costs. Such a change in the Registrant's business status as a result of identifying a business opportunity which the Registrant's Board of Directors feels would be beneficial for the Registrant and its shareholders may require securing additional financing the amount and source of which cannot presently be determined.

     The Registrant is not currently engaged in any research and development, does not anticipate the purchase or sale of any plant or significant equipment, nor does it anticipate any changes in the number of employees, which would have any material effect on the financial condition of the Registrant.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

     Total revenue for the year ended December 31, 1996 was $92,851 as compared to $157,141 for 1995. A majority of the revenue for both years was produced by the sale of a majority of the Registrant's investment in MacGregor as described more fully in Part 1. Item 1 Description of Business. In addition, the
Registrant recorded interest income from its loan to Ocurest as well as miscellaneous income from a fee paid by Ocurest. Total expenses for 1996 were $21,415 as compared to $50,864 during 1995. Expenses decreased 57% in 1996 over 1995 as a result of lower interest expense for 1996 as the Registrant extinguished a significant portion of its notes payable. In addition, lower legal expenses were recorded during 1996 contributing to a decrease in general and administrative expenses of approximately 65%. Net income for the year ended December 31, 1996 was $71,436 as compared to income of $106,277 for the year ended December 31, 1995.

     The gain on the sale of the MacGregor shares in 1995 and 1996 accounted for the significant increase in the Registrant's profitability during the past two years. While the Registrant has an additional 1,489 IntraNet shares remaining for sale, once these shares are sold, the Registrant will have no significant assets other than its cash balances and currently has no other means with which to produce future income. As a result, the revenues and net income produced in

1995 and 1996 are not expected to continue in 1997 in the absence of a change in the Registrant's inactive business status.

     The Company's net worth at December 31, 1996 was $27,578 compared to $171 at the year ended December 31, 1995. The increase in the Registrant's net worth at December 31, 1996 as compared to the previous year is due to the Registrant extinguishing a significant amount of its notes and accounts payable in 1996 for which it received certain concessions from its creditors on the payment of interest due coupled with the profits received on the Registrant's sale of MacGregor common stock.

     The financial results incurred during 1996 are not indicative of what can be expected for 1997 as the Registrant has sold a majority of its IntraNet common stock. While expenses are expected to continue as similar levels for 1997, revenues are expected to decrease as the Registrant has no significant source of revenue. In the absence of the Registrant identifying and implementing alternative business opportunities, the Registrant will most likely incur losses without a change in its inactive business status.

     As of December 31, 1996, the Registrant had made no other material commitments for capital expenditures.


ITEM 7. FINANCIAL STATEMENTS

     The financial statements are listed under Item 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants during the most recent two fiscal years.



                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

(a)IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

                                                                       Length
                                                                         of
Name                         Age       Offices held                    Service
----                         ---       ------------                    -------
Joseph W. Hovorka            67        President, Treasurer,           Since
                                       Principal Executive,            1987
                                       Financial and Accounting
                                       Officer and Director

Thomas B. Olson              31        Secretary and Director          Since
                                                                       1990

R. Andrew Girardot, Jr.      53        Director                        Since
                                                                       1996

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

     JOSEPH W. HOVORKA. Mr. Hovorka has served as the Registrant's President since February 1990 and has been a Vice President, Treasurer and a director since September 1987. Mr. Hovorka has been President, Chief Executive Officer, Treasurer and a director of Proconnextions, Inc. since August 1990 and the Treasurer and a director of Sports Card Connection, Inc., a wholly-owned subsidiary of ProConnextions, Inc., since November 1990 ProConnextions, Inc. and Sports Card Connection, Inc. are privately-held companies which were formed to buy, trade and sell sports memorabilia. From 1989 to 1993, Mr. Hovorka served as President, Chief Operating Officer, and Treasurer and was a director of William's Controls, Inc., a publicly-held manufacturer of pneumatic, electronic and hydraulic controls for trucks, buses, mining, construction and refuse collection vehicles. Mr. Hovorka also served as President and was a director of Enercorp, Inc., a publicly-held investment company from July 1986 until June 1993. From September 1990 until June 1993 Mr. Hovorka served as President and was a director of Ajay Sports, Inc., a publicly-traded manufacturer of golf bags and accessories. Mr. Hovorka had been engaged in commercial and business banking for over thirty years. Mr. Hovorka devotes only such time as is necessary to the affairs of the Registrant.

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

     R. ANDREW GIRARDOT, JR., D.D.S. Dr. Girardot has been a director of the Registrant since November 1996. Since 1972, Dr. Girardot has been President of his solo orthodontic practice, R. Andrew Girardot, Jr., D.D.S., P.C. in Denver, Colorado. Dr. Girardot is also currently serving the cleft palate clinic at the Children's Hospital in Denver, Colorado. Dr. Girardot graduated from the University of California Orthodontic School in 1972 and is a member of the American Association of Orthodontists, the American Dental Society, The Foundation for Orthodontic Research, the American Equilibration Society, The Angle Society and the Foundation for Advanced Continuing Education.

(b) Significant Employees

     None

(c) Family Relationships

     Not applicable

(d) Involvement in Certain Legal Proceedings

     Not applicable

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16 (a) of the Securities Exchange Act of 1934 ("Section 16") requires the Registrant's officers, directors and persons who own more than ten percent of the Registrant's voting securities to file reports of their ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Commission regulations also require that such persons provide the Registrant with copies of all Section 16 reports they file.

     Based solely upon its review of such reports received by the Registrant, or written representations from certain persons that they were not required to file any reports under Section 16, the Registrant believes that, during 1996, its officers and directors have complied with all Section 16 filing requirements.


ITEM 10. EXECUTIVE COMPENSATION

(a) General

     While Mr. Hovorka is to receive a salary of $18,000 per year, Mr. Hovorka has agreed to suspend payment or accrual of such salary during 1996, as well as each of the previous three years, until such time as the Registrant is a viable operating company as may be determined by the Registrant's Board of Directors. Mr. Olson currently receives no salary in his capacity as Secretary of the Registrant. Both Mr. Hovorka and Mr. Olson receive $400 for each Board of Directors meeting they attend (See also Item 10. (f) Compensation of Directors).

(b) Summary Compensation Table

     The following table sets forth information regarding compensation paid to the officers of the Registrant during the years ended December 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                            Annual Compensation ($$)
                             ------------------------
(a)                                        (b)                      (c)
Name & Principal                                                  Salary
Position                                  Year                      ($)
---------                                 ----                    -------
Joseph W. Hovorka                         1996                    18,000 <F1>
President, Treasurer
Principal Executive
Officer and Accounting
Officer

Joseph W. Hovorka                         1995                    18,000 <F1>

Joseph W. Hovorka                         1994                    18,000 <F1>
----------

<F1>  Although  Mr.  Hovorka  is to receive a salary of  $18,000  per year,  Mr.
Hovorka has agreed to suspend payment or accrual of such salary as noted in Item 10 (a) above.

(c) Option/SAR Grants Table

     The Registrant made no grants of stock options or SARs during the year ended December 31, 1996.

(d) Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The Registrant had no stock options or SARs outstanding during the year ended December 31, 1996.

(e) Long Term Incentive Plans -- Awards in Last Fiscal Year

     The Registrant has no long term incentive plans, and consequently had made no such awards.

(f) Compensation of Directors

     (1) Standard Arrangements

     Each member of the Registrant's Board of Directors, Messrs. Hovorka, Olson and Girardot, each receive $400 for each Board of Directors meeting attended either in person or by telephone. For the year ended December 1996, Messrs.
Hovorka and Olson each received $1,600 for the four meetings held while Dr. Girardot received $400 for the one meeting he attended following his appointment to the Board of Directors. Each member of the Board of Directors also receive reimbursement for expense incurred in attending the meetings.

     (2) Other Arrangements

     There are no other arrangements with respect to compensation of directors other than those explained in Item 10. (f)(l) above.

(g) Employment Contracts and termination of Employment and Change-in-Control Arrangements

     No employment contract or change-in-control arrangements are currently in effect for either of the Registrant's two executive officers.

(h) Report on Repricing of Options/SARs

     No options or SARs were repriced during the fiscal year ended December 31, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains information at April 7, 1997 as to the beneficial ownership of shares of the Registrant's common stock by each person who, to the knowledge of the Registrant at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or executive officer of the Registrant and all persons as a group who are executive officers and directors of the Registrant and as to the percentage of outstanding shares so held by them at April 7, 1997. All share amounts below reflect the one for one hundred (1 for 100) reverse stock split approved by the Registrant's stockholders effective March 3, 1997.

Name and address                Amount and Nature of         Percent
of beneficial owner          Beneficial Ownership <F1>       of Class
-------------------          -------------------------       --------
Joseph N. Hovorka                         -0-                   0.0%
7315 East Peakview Avenue
Englewood, Colorado 80111

Thomas B. Olson                       100,000 <F2>              3.4%
7315 East Peakview Avenue
Englewood, Colorado 80111

R. Andrew Girardot, Jr.                   -0-                   0.0%
4380 South Syracuse Circle
Suite 501
Denver, Colorado 80237

Henry Fong                            477,500 <F3>             16.2%
7315 East Peakview Avenue
Englewood, Colorado 80111

All officers and directors            100,000 <F2>              3.4%
as a group (three persons)
--------

<F1> The beneficial owners exercise sole voting and investment power.

<F2> Includes  100,000  shares owned by Equitex,  Inc. of which Mr. Olson is the
Secretary. Mr. Olson disclaims beneficial ownership of these securities.

<F3> Includes  100,000  shares owned by Equitex,  Inc. of which  Mr. Fong is the
President. Mr. Fong disclaims beneficial ownership of these securities.

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

     During the year ended December 31, 1995 as in previous years, Equitex, Inc., a significant shareholder of the Registrant of which the Registrant's Secretary is also an officer, loaned $10,000 to the Registrant. When added to the previous years' balance, the total loans outstanding at December 31, 1995 were $76,100. These loans are due on demand and carry an interest rate of 10% per annum. Total interest due at December 31, 1996 on these loans was $44,274. During the first quarter of 1997, $75,000 principal balance of these loans was repaid by the Registrant leaving $1,100 principal and all of the interest due.

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

                                     PART IV
                                     -------


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report immediately following the signature page.

     1. Financial Statements and Supplementary Data

     Report of Independent Certified Public Accountants......................F-1
     Balance Sheet at December 31, 1996......................................F-2
     Statements  of Changes in Stockholders' Equity for
      the period  from inception (May 14, 1984) to
      December 31, 1984 and for the years ended December
      31, 1985 through December 31,1996......................................F-3
     Statements of Operations for the years ended December 31, 1996 and 1995 and the period from inception (May 14, 1984) to
      December 31, 1996.....................................................F-11
     Statements of Cash Flows for the years ended December 31, 1996 and 1995 and the period from inception (May 14, 1984)
      to December 31, 1996..................................................F-12
     Notes to Financial Statements..........................................F-14

     2. Financial Statement Schedules

        Not applicable


     3. Exhibits

         3.1    Articles of Incorporation <F1>
         3.2    Bylaws <F1>
         21.1   Subsidiaries <F1>
--------

<F1>  Incorporated  by reference from the like numbered  exhibits filed with the
Registrant's Registration Statement on Form S-l8, No. 33-17922-C

(b) Reports on Form 8-K

     No Reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 14, 1997
                                  IMMUNE RESPONSE, INC.
                                  (Registrant)





                                  By: /S/ JOSEPH W. HOVORKA
                                      -----------------------------------
                                      Joseph N. Hovorka, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 14, 1997              /S/ JOSEPH W. HOVORKA
                                  ---------------------------------------
                                  Joseph W. Hovorka, President,
                                  Treasurer and Director
                                  (Principal Executive, Financial,
                                  and Accounting Officer)




Date: April 14, 1997              /S/ THOMAS B. OLSON
                                  ---------------------------------------
                                  Thomas B. Olson, Secretary and Director




Date: April 14, 1997              /S/ R. ANDREW GIRARDOT, JR.
                                  ---------------------------------------
                                  R. Andrew Girardot, Jr., Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Immune Response, Inc.

We have audited the accompanying balance sheet of Immune Response, Inc. (a development stage company) as of December 31, 1996 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995 and for the period from inception (May 14, 1984) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immune Response, Inc. (a development stage company) at December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, and for the period from inception (May 14, 1984) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, the Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and has an accumulated deficit of ($885,807) at December 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /S/ DAVIS & CO., CPAs, P.C.
                                       Davis & Co., CPAs, P.C.
                                       Certified Public Accountants
Englewood, Colorado
March 21, 1997

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1996

ASSETS
Current assets
    Cash and cash equivalents ..................................      $ 146,004
    Note receivable, net of allowance
       for doubtful accounts of $6,338 .........................          6,338
    Interest receivable, net of allowance
         for doubtful accounts of $2,013 .......................          2,013
                                                                      ---------
                                                                        154,355
Other assets
    Investment in IntraNet Solutions (cost of $3,958) ..........          8,190
                                                                      ---------
                                                                      $ 162,545
                                                                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable - related entity .............................      $  76,100
    Accounts payable - related entity ..........................          2,943
    Accrued salary to officer ..................................         11,250
    Accounts payable - directors ...............................            400
    Interest payable - related entity ..........................         44,274
                                                                      ---------
                                                                        134,967

Contingency (Note 8)

Stockholders' equity
    Common stock, $.0001 par value; 25,000,000
       shares authorized; 3,124,700 shares
       issued; 2,949,700 shares outstanding ....................            312
    Additional paid-in capital .................................        908,841
    Unrealized gain on available for sale securities ...........          4,232
    Deficit accumulated during the
       development stage .......................................       (885,807)
    Less:  treasury stock, at cost
       (175,000 shares) ........................................           --
                                                                      ---------
                                                                         27,578
                                                                      ---------
                                                                      $ 162,545
                                                                      =========

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
        For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                   1990, 1991, 1992, 1993, 1994, 1995 and 1996

                                                                        ADDITIONAL
                                                COMMON STOCK             PAID-IN
                                            SHARES         AMOUNT        CAPITAL
                                         ------------   ------------   ------------
Shares of common stock issued to
   officers and directors  during
    the formation of the Company in
    exchange for services valued
    at $.0001 per share ..............        900,000   $         90   $       --

Shares of common stock issued during
    the formation of the Company in
    exchange for cash of $.10 per
    share to unrelated individuals ...        140,000             14         13,986

Net loss for the period from inception
    (May 14, 1984) to Dec. 31, 1984 ..   ------------   ------------   ------------
Balance at December 31, 1984 .........      1,040,000            104         13,986

Net loss for the year ended
    December 31, 1985 ................   ------------   ------------   ------------
Balance at December 31, 1985 .........      1,040,000            104         13,986

Shares of common stock issued
    to unrelated individuals in
    December 1986 in exchange
    for cash of:
        $.05 per share ...............        140,000             14          6,986
        $.005 per share ..............         15,000              1             74

Net loss for the year ended
    December 31, 1986 ................   ------------   ------------   ------------
Balance at December 31, 1986 .........      1,195,000            119         21,046

Shares of common stock issued
    to unrelated individuals in
    exchange for cash of:
        $.05 per share in:
           April 1987 ................         20,000              2            998
           May 1987 ..................        100,000             10          4,990
           June 1987 .................        100,000             10          4,990
        $.025 per share in:
           April 1987 ................        100,000             10          2,490

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
      Statement of Changes in Stockholders' Equity (Deficit) (Page 2 of 8)
        For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                   1990, 1991, 1992, 1993, 1994, 1995 and 1996

                                                          DEFICIT        TOTAL
                                             UN-          ACCUMU.        STOCK-
                                           REALIZED     DURING THE      HOLDERS'
                                            GAINS       DEVELOPMENT      EQUITY
                                           (LOSSES)        STAGE        (DEFICIT)
                                         ------------   ------------   ------------
Shares of common stock issued to
    officers and directors during
    the formation of the Company in
    exchange for services valued
    at $.0001 per share ..............   $              $              $         90

Shares of common stock issued during
    the formation of the Company in
    exchange for cash of $.10 per
    share to unrelated individuals ...                                       14,000

Net loss for the period from inception
    (May 14, 1984) to Dec. 31, 1984 ..                       (11,185)       (11,185)
                                         ------------   ------------   ------------
Balance at December 31, 1984 .........                       (11,185)         2,905

Net loss for the year ended
    December 31, 1985 ................                       (64,398)       (64,398)
                                         ------------   ------------   ------------
Balance at December 31, 1985 .........                       (75,583)       (61,493)

Shares of common stock issued
    to unrelated individuals in
    December 1986 in exchange
    for cash of:
        $.05 per share ...............                                        7,000
        $.005 per share ..............                                           75

Net loss for the year ended
    December 31, 1986 ................                       (17,557)       (17,557)
                                         ------------   ------------   ------------
Balance at December 31, 1986 .........                       (93,140)       (71,975)

Shares of common stock issued
    to unrelated individuals in
    exchange for cash of:
        $.05 per share in:
           April 1987 ................                                        1,000
           May 1987 ..................                                        5,000
           June 1987 .................                                        5,000
        $.025 per share in:
           April 1987 ................                                        2,500

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
      Statement of Changes in Stockholders' Equity (Deficit) (Page 3 of 8)
        For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                   1990, 1991, 1992, 1993, 1994, 1995 and 1996

                                                                        ADDITIONAL
                                                COMMON STOCK             PAID-IN
                                            SHARES         AMOUNT        CAPITAL
                                         ------------   ------------   ------------
Shares of common  stock  issued in
    August 1987 in exchange for
    cash of $.05 per share to:
        Related parties ..............        275,000             28         13,722
        Others .......................        160,000             16          7,984

Shares of common  stock  issued
    in August 1987 to an officer
    and director in exchange for
    services valued at $.05
    per share ........................        150,000             15   $      7,485

Net loss for the year ended
    December 31, 1987                    ------------   ------------   ------------
Balance at December 31, 1987 .........      2,100,000            210         63,705

Shares of common stock issued in
    July 1988, pursuant to a
    public offering,  for cash
    of $1 per share, net of
    costs of $199,761 ................        900,000             90        700,149

Shares of common stock issued to
    underwriter in July 1988,
    pursuant to public offering for
    cash of $.0001 per share .........         28,800              3           --

Shares of common stock issued in
    October 1988, pursuant to
    exercise of Class B warrants,
    for cash of $2 per share .........          3,000              1          5,999

Shares of common stock issued in
    October and November 1988,
    pursuant to exercise of
    Class A warrants, for cash
    of $1.50 per share, net
    of costs of $100 .................         54,700              5         81,945

Net loss for the year ended
    December 31, 1988                    ------------   ------------   ------------
Balance at December 31, 1988 .........      3,086,500            309        851,798

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
      Statement of Changes in Stockholders' Equity (Deficit) (Page 4 of 8)
        For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                   1990, 1991, 1992, 1993, 1994, 1995 and 1996

                                                          DEFICIT        TOTAL
                                             UN-          ACCUMU.        STOCK-
                                           REALIZED     DURING THE      HOLDERS'
                                            GAINS       DEVELOPMENT      EQUITY
                                           (LOSSES)        STAGE        (DEFICIT)
                                         ------------   ------------   ------------
Shares of common stock  issued in
    August 1987, in exchange for
    cash of $.05 per share to:
        Related parties ..............                                       13,750
        Others .......................                                        8,000

Shares of common  stock  issued
    in August 1987 to an officer
    and director in exchange for
    services valued at $.05
    per share ........................                                 $      7,500

Net loss for the year ended
    December 31, 1987 ................                       (41,815)       (41,815)
                                         ------------   ------------   ------------
Balance at December 31, 1987 .........                      (134,955)       (71,040)

Shares of common stock issued in
    July 1988, pursuant to a
    public offering, for cash
    of $1 per share, net of
    costs of $199,761 ................                                      700,239

Shares of common stock issued to
    underwriter in July 1988,
    pursuant to public offering for
    cash of $.0001 per share .........                                            3

Shares of common stock issued in
    October 1988, pursuant to
    exercise of Class B warrants,
    for cash of $2 per share .........                                        6,000

Shares of common stock issued in
    October and November 1988,
    pursuant to exercise of
    Class A warrants, for cash
    of $1.50 per share, net
    of costs of $100 .................                                       81,950

Net loss for the year ended
    December 31, 1988 ................                      (102,626)      (102,626)
                                         ------------   ------------   ------------
Balance at December 31, 1988 .........                      (237,581)       614,526

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
      Statement of Changes in Stockholders' Equity (Deficit) (Page 5 of 8)
        For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                   1990, 1991, 1992, 1993, 1994, 1995 and 1996

                                                                        ADDITIONAL
                                                COMMON STOCK             PAID-IN
                                            SHARES         AMOUNT        CAPITAL
                                         ------------   ------------   ------------
Shares of common stock issued in
    January 1989, pursuant to
    the exercise of 103 "A"
    warrants at $1.50 per share,
    net of costs of $184 .............         10,300              1         15,265

Shares of common stock issued
    January 1989,  pursuant to the
    exercise of 279 "A" warrants
    at $1.50 per share, net of
    costs of $70 .....................         27,900              3         41,777

Net loss for the year ended
    December 31, 1989                    ------------   ------------   ------------
Balance at December 31, 1989 .........      3,124,700            312        908,841

Net loss for the year ended
    December 31, 1990                    ------------   ------------   ------------
Balance at December 31, 1990 .........      3,124,700            312        908,841

Shares received from employee
    as part of June 1991 sale
    of laboratory assets .............       (175,000)

Shares placed in treasury in
    June 1991 ........................        175,000

Net loss for the year ended
    December 31, 1991                    ------------   ------------   ------------
Balance at December 31, 1991 .........      3,124,700            312        908,841

Net loss for the year ended
    December 31, 1992                    ------------   ------------   ------------
Balance at December 31, 1992 .........      3,124,700            312        908,841

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
      Statement of Changes in Stockholders' Equity (Deficit) (Page 6 of 8)
        For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                   1990, 1991, 1992, 1993, 1994, 1995 and 1996

                                                          DEFICIT        TOTAL
                                             UN-          ACCUMU.        STOCK-
                                           REALIZED     DURING THE      HOLDERS'
                                            GAINS       DEVELOPMENT      EQUITY
                                           (LOSSES)        STAGE        (DEFICIT)
                                         ------------   ------------   ------------
Shares of common stock issued in
    January 1989, pursuant to the
    exercise of 103 "A" warrants
    at $1.50 per share,
    net of costs of $184 .............                                       15,266

Shares of common stock issued
    January 1989, pursuant to the
    exercise of 279 "A" warrants
    at $.015 per share, net of
    costs of $70 .....................                                       41,780

Net loss for the year ended
    December 31, 1989 ................                      (210,550)      (210,550)
                                         ------------   ------------   ------------
Balance at December 31, 1989 .........                      (448,131)       461,022

Net loss for the year ended
    December 31, 1990 ................                      (170,446)      (170,446)
                                         ------------   ------------   ------------
Balance at December 31, 1990 .........                      (618,577)       290,576

Shares received from employee
    as part of June 1991 sale
    of laboratory assets

Shares placed in treasury in
    June 1991

Net loss for the year ended
    December 31, 1991 ................                      (247,279)      (247,279)
                                         ------------   ------------   ------------
Balance at December 31, 1991 .........                      (865,856)        43,297

Net loss for the year ended
    December 31, 1992 ................                       (61,434)       (61,434)
                                         ------------   ------------   ------------
Balance at December 31, 1992 .........                      (927,290)       (18,137)

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
      Statement of Changes in Stockholders' Equity (Deficit) (Page 7 of 8)
        For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                   1990, 1991, 1992, 1993, 1994, 1995 and 1996

                                                                        ADDITIONAL
                                                COMMON STOCK             PAID-IN
                                            SHARES         AMOUNT        CAPITAL
                                         ------------   ------------   ------------
Net loss for the year ended
    December 31, 1993                    ------------   ------------   ------------
Balance at December 31, 1993 .........      3,124,700   $        312   $    908,841

Net loss for the year ended
    December 31, 1994                    ------------   ------------   ------------
Balance at December 31, 1994 .........      3,124,700            312        908,841

Unrealized gain on available for
    sale securities

Net income for the year ended
    December 31, 1995                    ------------   ------------   ------------
Balance at December 31, 1995 .........      3,124,700            312        908,841

Unrealized gain on available
  for sale securities
Net income for the year ended
  December 31, 1996                      ------------   ------------   ------------
Balance at December 31, 1996 .........      3,124,700   $        312   $    908,841
                                         ============   ============   ============

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
      Statement of Changes in Stockholders' Equity (Deficit) (Page 8 of 8)
        For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                   1990, 1991, 1992, 1993, 1994, 1995 and 1996

                                                          DEFICIT        TOTAL
                                             UN-          ACCUMU.        STOCK-
                                           REALIZED     DURING THE      HOLDERS'
                                            GAINS       DEVELOPMENT      EQUITY
                                           (LOSSES)        STAGE        (DEFICIT)
                                         ------------   ------------   ------------
Net loss for the year ended
    December 31, 1993 ................                       (40,873)       (40,873)
                                         ------------   ------------   ------------
Balance at December 31, 1993 .........                      (968,163)       (59,010)

Net loss for the year ended
    December 31, 1994 ................                       (95,355)       (95,355)
                                         ------------   ------------   ------------
Balance at December 31, 1994 .........                    (1,063,518)      (154,365)

Unrealized gain on available for
    sale securities ..................         48,260                        48,260

Net income for the year ended
    December 31, 1995 ................                       106,277        106,277
                                         ------------   ------------   ------------
Balance at December 31, 1995 .........         48,260       (957,242)           171

Unrealized gain on available for
  sale securities ....................        (44,028)                      (44,028)
Net income for the year ended
  December 31, 1996 ..................                        71,435         71,435
                                         ------------   ------------   ------------
Balance at December 31, 1996 .........   $      4,232   $   (885,807)  $     27,578
                                         ============   ============   ============

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                          FOR THE
                                                                          PERIOD
                                                                           FROM
                                                                         INCEPTION
                                                FOR THE YEARS            (MAY 14,
                                              ENDED DECEMBER 31,         1984) TO
                                             1996           1995       DEC. 31, 1996
                                         ------------   ------------   -------------
Revenue
    Interest income ..................   $     10,587   $      1,268   $    122,088
    Laboratory test income ...........           --             --           50,187
    Revenue from sale of marketing
        rights to related entity .....           --             --            7,004
    Miscellaneous income .............         10,800           --           12,697
    Gain on sale of stock ............         71,464        120,726        192,189
    Debt forgiveness income ..........           --           35,147         35,147
                                         ------------   ------------   ------------
                                               92,851        157,141        419,312
Expenses
    Write-off of deferred warrant
        registration costs ...........           --             --           29,422
    Loss on sale of laboratory .......           --             --           74,710
    Realized loss on investment ......           --              875        178,668
    Laboratory supplies ..............           --             --           55,244
    Consulting fees to related entities          --             --           37,500
    Interest .........................          8,570         15,261        137,227
    Abandoned license agreement costs            --             --           50,000
    Research and development .........           --             --           28,680
    Rent .............................           --             --           79,232
    Services for stock ...............           --             --            7,597
    Salary ...........................           --             --          275,287
    Depreciation and amortization ....           --             --           34,848
    Bad debt expense .................            634            634          8,352
    General and administrative .......         12,211         34,094        308,442
                                         ------------   ------------   ------------
                                               21,415         50,864      1,305,119
                                         ------------   ------------   ------------

        Net income (loss) ............   $     71,436   $    106,277   $   (885,807)
                                         ============   ============   ============

        Net income (loss) per
          common share ...............   $       .024   $        .04   $       (.37)
                                         ============   ============   ============

Weighted average number of
    common shares ....................      2,949,700      2,949,700      2,415,211
                                         ============   ============   ============

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                              FOR THE
                                                                              PERIOD
                                                                               FROM
                                                                             INCEPTION
                                                    FOR THE YEARS            (MAY 14,
                                                  ENDED DECEMBER 31,         1984) TO
                                                 1996           1995       DEC. 31, 1996
                                             ------------   ------------   -------------
Cash flows from operating activities:
    Net income (loss) ....................   $     71,436   $    106,277   $   (885,807)
      Adjustments to reconcile net income
        (loss) to net cash provided
        by operating activities:
      Depreciation .......................           --             --           34,848
      Abandoned license agreement costs ..           --             --           50,000
      Services for stock .................           --             --            7,597
      Bad debt expense ...................            634            634          1,268
      Realized net gain on investments ...        (71,464)      (119,851)       (13,519)
      Write-off of deferred warrant
        registration costs ...............           --             --           29,422
      Changes in assets and liabilities:
      (Increase) in notes
         receivable ......................           --             --         (287,102)
      (Increase) in interest
         receivable ......................         (1,268)        (1,268)        (4,026)
      Increase in accounts payable
        to related entity ................            402            613          2,943
      (Decrease) in accrued legal expenses
        payable to former director .......        (52,062)          --             --
      Increase (decrease) in accounts
         payable to directors ............         (8,000)         2,995            400
      Increase-accrued salary to officer .           --             --           11,250
      Increase in interest payable to
         related entity ..................          8,571          8,037         44,274
      (Decrease) in interest payable
         to others .......................           --          (27,923)          --
      Increase (decrease) in accounts
         payable to others ...............        (22,110)        11,134           --
                                             ------------   ------------   ------------
      Net cash (used) by
         operating activities ............        (73,861)       (19,352)    (1,008,452)
                                             ------------   ------------   ------------

Cash flows from investing activities:
    Proceeds from sale of
      investment in MacGregor ............         89,503        208,567        298,070
    Purchase of certificate of deposit ...           --             --          (75,278)
    Redemption of certificates of deposit            --             --           75,278
    Capital expenditures .................           --             --          (92,094)
    Disposal of laboratory assets ........           --             --           57,246
    Purchase of license agreement ........           --             --          (50,000)
    Acquisition of investment -
         related entity ..................           --             --           (7,000)
      Net cash provided by
                                             ------------   ------------   ------------
         investing activities ............         89,503        208,567        206,222
                                             ------------   ------------   ------------

The accompanying notes are a part of this statement.                 (Continued)

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                        Statements of Cash Flows (page 2)

                                                                              FOR THE
                                                                              PERIOD
                                                                               FROM
                                                                             INCEPTION
                                                    FOR THE YEARS            (MAY 14,
                                                  ENDED DECEMBER 31,         1984) TO
                                                 1996           1995       DEC. 31, 1996
                                             ------------   ------------   -------------
Cash flows from financing activities:
    Proceeds from issuance of note
      payable to bank ....................   $       --     $       --     $     50,000
    Proceeds from issuance of notes
      payable to related entities
      and others .........................           --           10,000        144,964
    Payments to retire notes payable
      to bank ............................           --             --          (50,000)
    Payments to retire notes payable
      to others ..........................           --          (68,864)       (68,864)
    (Increase) in deferred warrant
      registration costs .................           --             --          (29,422)
    Proceeds from issuance of common
      stock ..............................           --             --          901,556
      Net cash provided  (used) by
         financing activities ............           --          (58,864)       948,234
                                             ------------   ------------   ------------
Net increase in cash and
    cash equivalents .....................         15,642        130,351        146,004

Cash and cash equivalents at
    beginning of period ..................        130,362             11           --
                                             ------------   ------------   ------------
Cash and cash equivalents at
    end of period ........................   $    146,004   $    130,362   $    146,004
                                             ============   ============   ============

Supplemental cash flow information:
    Interest received ....................   $      4,298   $       --     $     78,885
                                             ============   ============   ============
    Interest paid ........................   $       --     $       --     $     54,910
                                             ============   ============   ============

Non-cash financing activities:
    Common stock issued for services .....   $       --     $       --     $      7,605
                                             ============   ============   ============
    Investment in common stock of
      related entity received in
      exchange for marketing rights ......   $       --     $       --     $      7,000
                                             ============   ============   ============
    Exchange of note receivable for
      investment in SAC ..................   $       --     $       --     $    281,506
                                             ============   ============   ============

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

d. INVESTMENTS

     Effective January 1, 1995, the Company adopted SFAS 115. Accordingly, the Company's investment in equity securities of IntraNet Solutions (formerly MacGregor Sports & Fitness) is classified as available- for-sale securities and is reported at fair value of $8,190 compared to historical cost of $3,958. The unrealized gain of $4,232 is reported as a separate component of stockholders' equity.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1: SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e. SHARES ISSUED IN EXCHANGE FOR SERVICES

     The fair value of shares issued for services rendered to the Company in exchange for stock was determined by the officers and directors.

f. INCOME TAXES

     The Company has made no provision for income taxes because of financial statement and tax losses. At December 31, 1996 the Company has net operating loss carryforwards for book and tax purposes available as follows:

            YEAR OF
           EXPIRATION          BOOK            TAX
           ----------        --------       --------
              1999           $ 61,200       $ 61,200
              2000             14,400         14,400
              2001             19,720         17,600
              2002             41,800         41,800
              2003            102,500        102,500
              2004            210,300        209,100
              2005            169,700        175,700
              2006            247,000        174,400
              2007             61,000         20,500
              2008             40,900         36,900
              2009             95,000         14,000
              2010           (106,277)        44,000
              2011            (71,436)       (70,802)
                             --------       --------
                             $885,807       $841,298
                             ========       ========

g. NET INCOME (LOSS) PER COMMON SHARE

     The net loss per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding for each period shown. All of the common stock issued prior to the public offering is considered to be "cheap" stock in accordance with Staff Accounting Bulletin Topic 4d, and is treated as outstanding since inception of the Company in the weighted average number of shares computation.

h. CASH EQUIVALENTS

     For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents provided they are not legally restricted as to withdrawal.

i. RECLASSIFICATIONS

     Certain minor reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 2: NOTE RECEIVABLE

     Included in the balance sheet at December 31, 1996 is a note receivable and interest receivable (both net of reserves) of $6,338 and $2,013, respectively, from MacGregor Sports & Fitness, Inc. See Note 3 herein. The note bears interest at 12 percent per annum. The collection of this receivable is indeterminable; however, management believes this receivable (as adjusted) is fully collectible.

Note 3: INVESTMENT IN INTRANET SOLUTIONS (FORMERLY MACGREGOR SPORTS AND FITNESS, INC.)

     In January of 1994, the Company converted its Class B preferred stock of MacGregor Sports & Fitness into 133,904 shares of unrestricted common stock. This conversion was completed in April of 1994 resulting in the Company owning 167,360 unrestricted shares of MacGregor's common stock at December 31, 1994. During the fourth quarter of 1995, the Company sold 133,904 of the shares in the open market for $208,567. During January of 1996, the Company sold an additional 27,500 shares in the open market for $89,503.

     MacGregor successfully merged with Technical Publishing Solutions, Inc. on July 31, 1996 and the combined entity was renamed IntraNet Solutions. IntraNet provides integrated solutions to large corporations for the management and distribution of business critical information contained in documents using proprietary and standard internet technologies. In October 1996 IntraNet declared a 1-for-4 reverse stock split.

Note 4: NOTES PAYABLE

     Notes payable consist of the following:

                                                              DECEMBER 31,
                                                          1996            1995
                                                         -------         -------
NOTES  PAYABLE - RELATED  ENTITY (a)<F1>
Uncollateralized  notes payable to related
entity issued May 1990 to June 1994, bearing interest
at 12 percent per annum, payable upon demand.            $76,100         $76,100
                                                         =======         =======
--------

<F1>(a) One of the Company's directors is also an officer of this entity.

Note 5: SALE OF STOCK TO PUBLIC

     On July 5, 1988 the Company completed a sale of 900,000 units (as adjusted for the stock split described in Note 9, herein) of its $.0001 par value common stock in a public offering. Net proceeds from the sale were $700,239 after deducting the Underwriter's commission of $90,000 and direct offering costs of $109,761.

     Each unit consisted of one share of the Company's common stock, one Class A common stock purchase warrant and one Class B common stock purchase warrant. One Class A unit warrant entitled the holder to purchase one share of common stock at $1.50 per share. One Class B unit warrant entitles the holder to purchase one share of common stock at $2.00 per share. The Class A and Class B warrants expired on December 16, 1995.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 5: SALE OF STOCK TO PUBLIC (CONTINUED)

     In October and November, 1988, Class A warrants to purchase a total of 54,700 shares of common stock of the Company were exercised at $1.50 per share for total proceeds of $81,950, net of costs. In October, 1988 Class B warrants to purchase 3,000 shares of common stock were exercised at $2 per share for total proceeds of $6,000. In January, 1989 Class A warrants to purchase a total of 38,200 shares of common stock of the Company were exercised at $1.50 per share for total proceeds of $57,046, net of costs.

     In connection with this public offering, the Company also sold 28,800 shares of its common stock to the Underwriter for a total price of $288. No warrants were exercised by the Underwriter.

Note 6: RELATED PARTY TRANSACTIONS

     During 1995 and 1996, the Company paid $2,800 and $1,400, respectively to each of its two directors for their attendance in meetings held from late 1994 through 1996.

     During the year ended December 31, 1995 and to the present date, the Company has utilized approximately 150 square feet of office space from Equitex, Inc., a significant shareholder, on a rent free month-to-month basis.

     See Note 4, herein, regarding notes payable to a related entity. Since December 31, 1996, the Company has repaid $75,000 of the principal balance due on these notes.

Note 7: SALE OF LABORATORY ASSETS

     In May 1991, the Company sold certain assets with a net book value of $59,971 to the Company's laboratory director, who was also the Company's former President, and also agreed to pay this individual $15,623 ($10,000 cash and a 45-day bank note payable for the remaining $5,623). In return, the laboratory director:

     1) agreed to the return of 175,000 shares of the Company's common stock to the Company,

     2) agreed to the cancellation of his stock options to purchase 150,000 shares of the Company's common stock at $.10 per share as discussed in Note 5a., herein,

     3) agreed to release the Company from any and all remaining obligations under his employment agreement with the Company.

     This sale of assets was approved by the Company's stockholders on June 3, 1991.

Note 8: CONTINGENCY

     The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and has an accumulated deficit of ($885,807) at December 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 8: CONTINGENCY (CONTINUED)

     The Company has no significant fixed commitments as of December 31, 1996 or the present date. Management believes that the remaining minimal cash flow requirements needed to pursue potential mergers or other business opportunities can be met through use of the Company's current cash balance and additional sales of IntraNet stock.

Note 9: SUBSEQUENT EVENT - REVERSE STOCK SPLIT

     On February 10, 1997 the Company's shareholders approved a 1-for- 100 reverse split whereby every one hundred shares of the Company's $.0001 par value common stock were converted to one share of $.0001 par value common stock. The shareholders also approved a reduction in the number of authorized shares from 950,000,000 to 25,000,000 effective March 3, 1997. As a result, the Company's issued and outstanding shares at December 31, 1996, as restated, were 3,124,700 and 2,949,700, respectively. The financial statements herein have been adjusted to reflect the 1-for-100 reverse stock split back to the date of inception.