Form 10QSB
period 1997-03-31
IMMUNE RESPONSE INC
filed 1997-05-14
CIK 824174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended MARCH 31, 1997


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________

                           Commission File No. 1-11996

                              IMMUNE RESPONSE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


Colorado                                                              84-0950197
-------------------------------                              -------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

7315 East Peakview Avenue
Englewood, Colorado                                                        80111
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip code)

                                 (303) 796-8139
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes |X|   No | |

Number of shares of common stock outstanding at May 5, 1997:  2,949,700

                              IMMUNE RESPONSE, INC.


Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1996.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 1997
                                   (Unaudited)


ASSETS
Current assets
    Cash and cash equivalents ..................................     $  60,848
    Note receivable, net of allowance
       for doubtful accounts of $6,338 .........................         6,338
    Interest receivable, net of allowance
         for doubtful accounts of $2,171 .......................         2,171
                                                                     ---------
                                                                        69,357
Other assets
    Investment in IntraNet Solutions (cost of $3,958) ..........         6,887
                                                                     ---------
                                                                     $  76,244
                                                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable - related entity .............................     $   1,100
    Accounts payable - related entity ..........................         3,024
    Accrued salary to officer ..................................        11,250
    Accounts payable - others ..................................         2,967
    Interest payable - related entity ..........................        45,344
                                                                     ---------

                                                                        63,685

Stockholders' equity
    Common stock, $.0001 par value; 25,000,000
       shares authorized; 3,124,700 shares
       issued; 2,949,700 shares outstanding ....................           312
    Additional paid-in capital .................................       908,841
    Unrealized gain on available for sale securities ...........         2,929
    Deficit accumulated during the
       development stage .......................................      (899,523)
    Less:  treasury stock, at cost
       (175,000 shares) ........................................          --
                                                                     ---------
                                                                        12,559
                                                                     ---------
                                                                     $  76,244
                                                                     =========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                         FOR THE
                                                                         PERIOD
                                                                          FROM
                                                                        INCEPTION
                                             FOR THE THREE MONTHS       (MAY 14,
                                                ENDED MARCH 31,           1984)TO
                                              1997           1996     MAR. 31, 1997
                                              ----           ----     -------------
Revenue
    Interest income ...................   $     1,392    $     4,101   $   123,480
    Laboratory test income ............          --             --          50,187
    Revenue from sale of marketing
        rights to related entity ......          --             --           7,004
    Miscellaneous income ..............          --             --          12,697
    Gain on sale of stock .............          --           71,464       192,189
    Debt forgiveness income ...........          --             --          35,147
                                          -----------    -----------   -----------
                                                1,392         75,565       420,704
Expenses
    Write-off of deferred warrant
        registration costs ............          --             --          29,422
    Loss on sale of laboratory ........          --             --          74,710
    Realized loss on investment .......          --             --         178,668
    Laboratory supplies ...............          --             --          55,244
    Consulting fees to related entities          --             --          37,500
    Interest ..........................         1,070          2,131       138,297
    Abandoned license agreement costs .          --             --          50,000
    Research and development ..........          --             --          28,680
    Rent ..............................          --             --          79,232
    Services for stock ................          --             --           7,597
    Salary ............................          --             --         275,287
    Depreciation and amortization .....          --             --          34,848
    Bad debt expense ..................           158            158         8,510
    General and administrative ........        13,880         10,457       322,232
                                          -----------    -----------   -----------
                                               15,108         12,746     1,320,227
                                          -----------    -----------   -----------

        Net income (loss) .............   $   (13,716)   $    62,819   $  (899,523)
                                          ===========    ===========   ===========

        Net income (loss) per
          common share ................   $     (.005)   $      .021   $      (.36)
                                          ===========    ===========   ===========

Weighted average number of
    common shares .....................     2,949,700      2,949,700     2,465,326
                                          ===========    ===========   ===========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              FOR THE
                                                                            PERIOD FROM
                                                                             INCEPTION
                                                FOR THE THREE MONTHS         (MAY 14,
                                                   ENDED MARCH 31,           1984) TO
                                                 1997           1996       MAR. 31, 1997
                                                 ----           ----       -------------
Cash flows from operating activities:
    Net income (loss) ....................   $   (13,716)   $    62,819    $  (899,523)
      Adjustments to reconcile net income
        (loss) to net cash provided
        by operating activities:
      Depreciation .......................          --             --           34,848
      Abandoned license agreement costs ..          --             --           50,000
      Services for stock .................          --             --            7,597
      Bad debt expense ...................          --             --            1,268
      Realized net gain on investments ...          --          (71,464)       (13,519)
      Write-off of deferred warrant
        registration costs ...............          --             --           29,422
      Changes in assets and liabilities:
      (Increase) in notes
         receivable ......................          --         (120,206)      (287,102)
      (Increase) in interest
         receivable ......................          (158)          (514)        (4,184)
      Increase in accounts payable
        to related entity ................            81             68          3,024
      (Decrease) in accrued legal expenses
        payable to former director .......          --          (52,062)          --
      Increase (decrease) in accounts
         payable to directors ............          (400)        (3,600)          --
      Increase-accrued salary to officer .          --             --           11,250
      Increase in interest payable to
         related entity ..................         1,070          2,131         45,344
      (Decrease) in interest payable
         to others .......................          --             --             --
      Increase (decrease) in accounts
         payable to others ...............         2,967          1,815          2,967
                                             -----------    -----------    -----------

      Net cash (used) by
         operating activities ............       (10,156)      (181,014)    (1,018,608)
                                             -----------    -----------    -----------

Cash flows from investing activities:
    Proceeds from sale of
      investment in MacGregor ............          --           89,504        298,070
    Purchase of certificate of deposit ...          --             --          (75,278)
    Redemption of certificates of deposit           --             --           75,278
    Capital expenditures .................          --             --          (92,094)
    Disposal of laboratory assets ........          --             --           57,246
    Purchase of license agreement ........          --             --          (50,000)
    Acquisition of investment -
         related entity ..................          --             --           (7,000)
                                             -----------    -----------    -----------
      Net cash provided by
         investing activities ............          --           89,504        206,222
                                             -----------    -----------    -----------

                                                                     (Continued)

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                        Statements of Cash Flows (page 2)
                                   (Unaudited)

                                                                              FOR THE
                                                                            PERIOD FROM
                                                                             INCEPTION
                                                FOR THE THREE MONTHS         (MAY 14,
                                                   ENDED MARCH 31,           1984) TO
                                                 1997           1996       MAR. 31, 1997
                                                 ----           ----       -------------
Cash flows from financing activities:
    Proceeds from issuance of note
      payable to bank ....................   $      --      $      --      $    50,000
    Proceeds from issuance of notes
      payable to related entities
      and others .........................          --             --          144,964
    Payments to retire notes payable
      to bank ............................          --             --          (50,000)
    Payments to retire notes payable
      to others ..........................          --             --          (68,864)
    Payments to retire notes payable
      to related entity ..................       (75,000)          --          (75,000)
    (Increase) in deferred warrant
      registration costs .................          --             --          (29,422)
    Proceeds from issuance of common
      stock ..............................          --             --          901,556
                                             -----------    -----------    -----------
      Net cash provided  (used) by
         financing activities ............       (75,000)          --          873,234
                                             -----------    -----------    -----------

Net increase (decrease) in cash
    and cash equivalents .................       (85,156)       (91,510)        60,848

Cash and cash equivalents at
    beginning of period ..................       146,004        130,362           --
                                             -----------    -----------    -----------
Cash and cash equivalents at
    end of period ........................   $    60,848    $    38,852    $    60,848
                                             ===========    ===========    ===========

Supplemental cash flow information:
    Interest received ....................   $     1,075    $      --      $    79,960
                                             ===========    ===========    ===========
    Interest paid ........................   $      --      $      --      $    54,910
                                             ===========    ===========    ===========

Non-cash financing activities:
    Common stock issued for services .....   $      --      $      --      $     7,605
                                             ===========    ===========    ===========
    Investment in common stock of
      related entity received in
      exchange for marketing rights ......   $      --      $      --      $     7,000
                                             ===========    ===========    ===========
    Exchange of note receivable for
      investment in SAC ..................   $      --      $      --      $   281,506
                                             ===========    ===========    ===========

                              IMMUNE RESPONSE, INC.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS

     The Company's cash and cash equivalents decreased by $85,156 during the quarter ended March 31, 1997. This decrease was caused principally by the $75,000 repayment of notes payable to a related entity.

     The Company experienced a net loss from operations of $13,716 which relates principally from its small amount of interest income of $1,392 during the quarter not being sufficient to cover its minimum basic operating expenses. The Company expects this trend to continue for the balance of 1997. This net operating loss of $13,716 compares to net income of $62,819 for the quarter ended March 31, 1996 when the Company realized a gain of $71,464 on sales of the Company's investment in common stock of MacGregor Sports & Fitness, Inc.


PART II. OTHER INFORMATION

Item 1:  Legal Proceedings
         None

Item 2:  Changes in Securities
         None

Item 3:  Defaults upon Senior Securities
         None

Item 4:  Submission of Matters to a Vote of Security Holders

     On February 10, 1997, the Company held an Annual Meeting of its stockholders at which three directors were elected to serve until their successors have been elected and qualified with the votes being cast as follows:

                                For        Against       Abstain
                            -----------    -------      ----------
Joseph W. Hovorka           154,032,815      -0-        16,660,994
Thomas B. Olson             154,128,015      -0-        16,565,794
R. Andrew Girardot, Jr.     154,220,815      -0-        16,472,994

     Additionally, the following proposals were presented and voted upon at the meeting and the votes were cast as follows:

     An amendment to the Company's Articles of Incorporation to effect a one for one hundred (1 for 100) reverse stock split and to reduce the number of authorized shares of common stock of the Company from 950,000,000 to 25,000,000 shares as permitted under Section 7-106-105 of the Colorado Business Corporation Act.

               For                 Against             Abstain
           -----------            ----------           -------
           154,334,315            15,973,994           385,500

Item 4:  Submission of Matters to a Vote of Security Holders (Continued):

     An amendment to the Company's Articles of Incorporation to indemnify the directors, officers, employees, fiduciaries, and agents of the Company to the full extent permitted by Colorado laws and to limit the personal liability of the Company's directors for monetary damages for certain breaches of the fiduciary duty of care as permitted under Section 7-108-402 of the Colorado Business Corporation Act.

               For                 Against             Abstain
           -----------            ----------          ---------
           144,580,855            18,150,094          7,962,860

Item 5:  Other Information
         None

Item 6:  Exhibits and Reports on Form 8-K
         (a)     Exhibit 27 - Financial Data Schedule (for SEC use only)
         (b) During the quarter ended March 31, 1997, the Company filed no reports on Form 8-K.

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


Date:  May 12, 1997