Form 10QSB
period 1997-06-30
IMMUNE RESPONSE INC
filed 1997-08-14
CIK 824174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended JUNE 30, 1997

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

Number of shares of common stock outstanding at August 12, 1997: 2,949,700

                              IMMUNE RESPONSE, INC.

Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1996.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 1997
                                   (Unaudited)

ASSETS
Current assets
    Cash and cash equivalents ..................................      $  31,092
    Note receivable, net of allowance
       for doubtful accounts of $6,338 .........................          6,338
    Interest receivable, net of allowance
         for doubtful accounts of $2,330 .......................          2,329
                                                                      ---------
                                                                         39,759
Other assets
    Investment in IntraNet Solutions (cost of $3,958) ..........          6,887
                                                                      ---------
                                                                      $  46,646
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable - related entity ..........................      $   3,227
    Accrued salary to officer ..................................         11,250
    Accounts payable - others ..................................            410
    Interest payable - related entity ..........................         22,453
                                                                      ---------
                                                                         37,340
Stockholders' equity
    Common stock, $.0001 par value; 25,000,000
       shares authorized; 3,124,700 shares
       issued; 2,949,700 shares outstanding ....................            312
    Additional paid-in capital .................................        908,841
    Unrealized gain on available for sale securities ...........          2,929
    Deficit accumulated during the
       development stage .......................................       (902,776)
    Less:  treasury stock, at cost
       (175,000 shares) ........................................           --
                                                                      ---------
                                                                          9,306
                                                                      ---------
                                                                      $  46,646
                                                                      =========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                           FOR THE
                                        FOR THE                       FOR THE              PERIOD
                                         THREE                          SIX                 FROM
                                         MONTHS                        MONTHS             INCEPTION
                                         ENDED                         ENDED              (MAY 14,
                                        JUNE 30,                      JUNE 30,            1984) TO
                                  1997           1996           1997           1996     JUNE 30, 1997
                                  ----           ----           ----           ----     -------------
Revenue
   Interest income ........   $       751    $     2,485    $     2,143    $     6,586   $   124,231
   Laboratory test income .          --             --             --             --          50,187
   Revenue from sale of
      marketing rights to
      related entity ......          --             --             --             --           7,004
   Miscellaneous income ...          --             --             --             --          12,697
   Gain on sale of stock ..          --             --             --           71,464       192,189
   Debt forgiveness income           --             --             --             --          35,147
                              -----------    -----------    -----------    -----------   -----------
                                      751          2,485          2,143         78,050       421,455
Expenses
   Write-off of deferred
      warrant registration
      costs ...............          --             --             --             --          29,422
   Loss on sale of
      laboratory ..........          --             --             --             --          74,710
   Realized loss on
      investment ..........          --             --             --             --         178,668
   Laboratory supplies ....          --             --             --             --          55,244
   Consulting fees to
      related entities ....          --             --             --             --          37,500
   Interest ...............             9          2,131          1,079          4,262       138,306
   Abandoned license
      agreement costs .....          --             --             --             --          50,000
   Research and development          --             --             --             --          28,680
   Rent ...................          --             --             --             --          79,232
   Services for stock .....          --             --             --             --           7,597
   Salary .................          --             --             --             --         275,287
   Depreciation and
      amortization ........          --             --             --             --          34,848
   Bad debt expense .......           158            158            316            316         8,668
   General and
      administrative ......         3,837          4,742         17,717         15,199       326,068
                              -----------    -----------    -----------    -----------   -----------
                                    4,004          7,031         19,112         19,777     1,324,230
                              -----------    -----------    -----------    -----------   -----------

   Net income (loss) ......   $    (3,253)   $    (4,546)   $   (16,969)   $    58,273   $  (902,775)
                              ===========    ===========    ===========    ===========   ===========

   Net income (loss) per
      common share ........   $     (.001)   $     (.002)   $     (.006)   $      .020   $      (.36)
                              ===========    ===========    ===========    ===========   ===========

Weighted average number
   of common shares .......     2,949,700      2,949,700      2,949,700      2,949,700     2,474,541
                              ===========    ===========    ===========     ==========    ==========

                                       F-3

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                             FOR THE
                                                                           PERIOD FROM
                                                                            INCEPTION
                                                 FOR THE SIX MONTHS          (MAY 14,
                                                   ENDED JUNE 30,            1984) TO
                                                 1997           1996       JUNE 30, 1997
                                                 ----           ----       -------------
Cash flows from operating activities:
    Net income (loss) ....................   $   (16,969)   $    58,273    $  (902,776)
      Adjustments to reconcile net income
        (loss) to net cash provided
        by operating activities:
      Depreciation .......................          --             --           34,848
      Abandoned license agreement costs ..          --             --           50,000
      Services for stock .................          --             --            7,597
      Bad debt expense ...................          --             --            1,268
      Realized net gain on investments ...          --          (71,464)       (13,519)
      Write-off of deferred warrant
        registration costs ...............          --             --           29,422
      Changes in assets and liabilities:
      (Increase) in notes
         receivable ......................          --             --         (287,102)
      (Increase) in interest
         receivable ......................          (316)          (319)        (4,342)
      Increase in accounts payable
        to related entity ................           284            241          3,227
      (Decrease) in accrued legal expenses
        payable to former director .......          --          (52,062)          --
      Increase (decrease) in accounts
         payable to directors ............          (400)        (2,000)          --
      Increase-accrued salary to officer .          --             --           11,250
      Increase (decrease) in interest
         payable to related entity .......       (21,821)         4,262         22,453
      Increase (decrease) in accounts
         payable to others ...............           410          1,703            410
                                             -----------    -----------    -----------
      Net cash (used) by
         operating activities ............       (38,812)       (61,366)    (1,047,264)
                                             -----------    -----------    -----------
Cash flows from investing activities:
    Proceeds from sale of
      investment in MacGregor ............          --           89,504        298,070
    Purchase of certificate of deposit ...          --             --          (75,278)
    Redemption of certificates of deposit           --             --           75,278
    Capital expenditures .................          --             --          (92,094)
    Disposal of laboratory assets ........          --             --           57,246
    Purchase of license agreement ........          --             --          (50,000)
    Acquisition of investment -
         related entity ..................          --             --           (7,000)
                                             -----------    -----------    -----------
      Net cash provided by
         investing activities ............          --           89,504        206,222
                                             -----------    -----------    -----------

                                                                     (Continued)
                                      F-4

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                        Statements of Cash Flows (page 2)
                                   (Unaudited)

                                                                             FOR THE
                                                                           PERIOD FROM
                                                                            INCEPTION
                                                 FOR THE SIX MONTHS          (MAY 14,
                                                   ENDED JUNE 30,            1984) TO
                                                 1997           1996       JUNE 30, 1997
                                                 ----           ----       -------------
Cash flows from financing activities:
    Proceeds from issuance of note
      payable to bank ....................   $      --      $      --      $    50,000
    Proceeds from issuance of notes
      payable to related entities
      and others .........................          --             --          144,964
    Payments to retire notes payable
      to bank ............................          --             --          (50,000)
    Payments to retire notes payable
      to others ..........................          --             --          (68,864)
    Payments to retire notes payable
      to related entity ..................       (76,100)          --          (76,100)
    (Increase) in deferred warrant
      registration costs .................          --             --          (29,422)
    Proceeds from issuance of common
      stock ..............................          --             --          901,556
                                             -----------    -----------    -----------
      Net cash provided  (used) by
         financing activities ............       (76,100)          --          872,134
                                             -----------    -----------    -----------
Net increase (decrease) in cash
    and cash equivalents .................      (114,912)        28,138         31,092

Cash and cash equivalents at
    beginning of period ..................       146,004        130,362           --
                                             -----------    -----------    -----------
Cash and cash equivalents at
    end of period ........................   $    31,092    $   158,500    $    31,092
                                             ===========    ===========    ===========

Supplemental cash flow information:
    Interest received ....................   $     1,510    $     4,297    $    79,960
                                             ===========    ===========    ===========
    Interest paid ........................   $    22,900    $      --      $    77,810
                                             ===========    ===========    ===========

Non-cash financing activities:
    Common stock issued for services .....   $      --      $      --      $     7,605
                                             ===========    ===========    ===========
    Investment in common stock of
      related entity received in
      exchange for marketing rights ......   $      --      $      --      $     7,000
                                             ===========    ===========    ===========
    Exchange of note receivable for
      investment in SAC ..................   $      --      $      --      $   281,506
                                             ===========    ===========    ===========

                              IMMUNE RESPONSE, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS

     The Company's cash and cash equivalents decreased by $114,912 during the six months ended June 30, 1997. This decrease was caused principally by the $76,100 repayment of notes payable to a related entity.

     The Company experienced a net loss from operations for the six months ended June 30, 1997 of $(16,969) which relates principally from its small amount of interest income of $2,143 during the period not being sufficient to cover its minimum basic operating expenses. The Company expects this trend to continue for the balance of 1997. This net operating loss of $16,969 compares to net income of $58,273 for the six months ended June 30, 1996 when the Company realized a gain of $71,464 on sales of the Company's investment in common stock of MacGregor Sports & Fitness, Inc. The net loss for the three months ended June 30, 1997 and June 30, 1996 are fairly comparable. Higher interest income of $1,700 in 1996 was offset by $2,100 of higher interest expense in 1996.

PART II.        OTHER INFORMATION

Item 1:         Legal Proceedings
                None

Item 2:         Changes in Securities
                None

Item 3:         Defaults upon Senior Securities
                None

Item 4:         Submission of Matters to a Vote of Security Holders
                None

Item 5:         Other Information
                None

Item 6:         Exhibits and Reports on Form 8-K
                (a) Exhibit 27 - Financial  Data Schedule (for SEC use only)
                (b) During the quarter ended June 30, 1997, the Company
                     filed no reports on Form 8-K.

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


Date:  August 12, 1997