Form 10QSB
period 1997-09-30
IMMUNE RESPONSE INC
filed 1997-11-14
CIK 824174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended SEPTEMBER 30, 1997


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


Number of shares of common stock outstanding at November 7, 1997:  2,949,700

                              IMMUNE RESPONSE, INC.


Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1996.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 1997
                                   (Unaudited)





ASSETS
Current assets
    Cash and cash equivalents ..................................      $  18,014
    Note receivable, net of allowance
       for doubtful accounts of $6,338 .........................          6,338
    Interest receivable, net of allowance
         for doubtful accounts of $2,488 .......................          2,488
                                                                      ---------
                                                                         26,840
Other assets
    Investment in IntraNet Solutions, Inc. .....................
       (cost of $3,958) ........................................         10,795
                                                                      ---------

                                                                      $  37,635
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable - related entity ..........................      $   3,227
    Accounts payable - other ...................................            236
    Interest payable - related entity ..........................         22,453
                                                                      ---------

                                                                         25,916

Stockholders' equity
    Common stock, $.0001 par value; 25,000,000
       shares authorized; 3,124,700 shares
       issued; 2,949,700 shares outstanding ....................            312
    Additional paid-in capital .................................        908,841
    Unrealized gain on available for sale securities ...........          6,837
    Deficit accumulated during the
       development stage .......................................       (904,271)
    Less:  treasury stock, at cost
       (175,000 shares) ........................................           --
                                                                      ---------

                                                                         11,719
                                                                      ---------
                                                                      $  37,635
                                                                      =========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                           FOR THE
                                       FOR THE                     FOR THE                 PERIOD
                                        THREE                        NINE                   FROM
                                        MONTHS                      MONTHS                INCEPTION
                                        ENDED                       ENDED                  (MAY 14,
                                     SEPTEMBER 30,                SEPTEMBER 30,            1984) TO
                                  1997           1996           1997          1996      SEPT. 30, 1997
                                  ----           ----           ----          ----      --------------
Revenue
   Interest income ........   $       423    $     2,055    $     2,566    $     8,641   $   124,654
   Laboratory test income .                                                                   50,187
   Revenue from sale of
      marketing rights to
      related entity ......                                                                    7,004
   Miscellaneous income ...           154                           154                       12,851
   Gain on sale of stock ..                                                     71,464       192,189
   Debt forgiveness income                                                                    35,147
                              -----------    -----------    -----------    -----------   -----------
                                      577          2,055          2,720         80,105       422,032
Expenses
   Write-off of deferred
      warrant registration
      costs ...............                                                                   29,422
   Loss on sale of
      laboratory ..........                                                                   74,710
   Realized loss on
      investment ..........                                                                  178,668
   Laboratory supplies ....                                                                   55,244
   Consulting fees to
      related entities ....                                                                   37,500
   Interest ...............                        2,154          1,079          6,416       138,306
   Abandoned license
      agreement costs .....                                                                   50,000
   Research and development                                                                   28,680
   Rent ...................                                                                   79,232
   Services for stock .....                                                                    7,597
   Salary .................                                                                  275,287
   Depreciation and
      amortization ........                                                                   34,848
   Bad debt expense .......           159            159            475            475         8,827
   General and
      administrative ......         1,913          1,278         19,630         16,477       327,982
                              -----------    -----------    -----------    -----------   -----------
                                    2,072          3,591         21,184         23,368     1,326,303
                              -----------    -----------    -----------    -----------   -----------

   Net income (loss)
   before income taxes ....        (1,495)        (1,536)       (18,464)        56,737      (904,271)

Income tax provision:
   Current (provision) ....                                                    (12,962)      (12,962)
   Utilization of net
      operating loss
      carryforward ........                                                     12,962        12,962
                              -----------    -----------    -----------    -----------   -----------
   Net income (loss) ......   $    (1,495)   $    (1,536)   $   (18,464)   $    56,737   $  (904,271)
                              ===========    ===========    ===========    ===========   ===========

                                                                     (Continued)

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                        Statements of Operations (Page 2)
                                   (Unaudited)

                                                                                           FOR THE
                                       FOR THE                     FOR THE                 PERIOD
                                        THREE                        NINE                   FROM
                                        MONTHS                      MONTHS                INCEPTION
                                        ENDED                       ENDED                  (MAY 14,
                                     SEPTEMBER 30,                SEPTEMBER 30,            1984) TO
                                  1997           1996           1997          1996      SEPT. 30, 1997
                                  ----           ----           ----          ----      --------------
Net income (loss)
   per common share .......   $     (--)     $     (--)     $      --      $       .02   $      (.36)
                              ===========    ===========    ===========    ===========   ===========

Weighted average
   number of
   common shares ..........     2,949,700      2,949,700      2,949,700      2,949,700     2,483,343
                              ===========    ===========    ===========    ===========   ===========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                              FOR THE
                                                                              PERIOD
                                                                               FROM
                                                                             INCEPTION
                                                 FOR THE NINE MONTHS         (MAY 14,
                                                 ENDED SEPTEMBER 30,         1984) TO
                                                 1997           1996      SEPT. 30, 1997
                                                 ----           ----      --------------
Cash flows from operating activities:
    Net income (loss) ....................   $   (18,464)   $    56,737    $  (904,271)
      Adjustments to reconcile net income
        (loss) to net cash provided
        by operating activities:
      Depreciation .......................                                      34,848
      Abandoned license agreement costs ..                                      50,000
      Services for stock .................                                       7,597
      Bad debt expense ...................                                       1,268
      Realized net gain (loss) on
        investments ......................                      (71,464)       (13,519)
      Write-off of deferred warrant
        registration costs ...............                                      29,422
      Changes in assets and liabilities:
      (Increase) in notes receivable .....                                    (287,102)
     (Increase) in interest receivable ...          (475)          (475)        (4,501)
      Increase in accounts payable
        to related entity ................           284            310          3,227
      (Decrease) in accrued legal expenses
        payable to former director .......                      (52,064)
      (Decrease) increase in accounts
         payable to directors ............          (400)        (8,400)
      (Decrease) in accrued salary to
         officer .........................       (11,250)
      Increase (decrease) in interest
         payable to related entity .......       (21,821)         6,417         22,453
      Increase (decrease) in accounts
         payable to others ...............           236         (3,033)           236
                                             -----------    -----------    -----------

      Net cash provided (used) by
         operating activities ............       (51,890)       (71,972)    (1,060,342)
                                             -----------    -----------    -----------

Cash flows from investing activities:
    Proceeds from sale of
      investment in MacGregor ............                                     298,070
    Purchase of certificate of deposit ...                                     (75,278)
    Redemption of certificates of deposit                                       75,278
    Capital expenditures .................                                     (92,094)
    Disposal of laboratory assets ........                                      57,246
    Purchase of license agreement ........                                     (50,000)
    Acquisition of investment -
         related entity ..................                                      (7,000)
                                             -----------    -----------    -----------
      Net cash provided (used) by
         investing activities ............          --             --          206,222
                                             -----------    -----------    -----------

                                                                     (Continued)
                                       F-5

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                        Statements of Cash Flows (Page 2)
                                   (Unaudited)

                                                                              FOR THE
                                                                              PERIOD
                                                                               FROM
                                                                             INCEPTION
                                                 FOR THE NINE MONTHS         (MAY 14,
                                                 ENDED SEPTEMBER 30,         1984) TO
                                                 1997           1996      SEPT. 30, 1997
                                                 ----           ----      --------------
Cash flows from financing activities:
    Proceeds from issuance of note
      payable to bank ....................   $              $              $    50,000
    Proceeds from issuance of notes
      payable to related entities
      and others .........................                                     144,964
    Payments to retire notes payable
      to bank ............................                                     (50,000)
    Payments to retire notes payable
      to others ..........................                                     (68,864)
    Payments to retire notes payable
      to related entity ..................       (76,100)                      (76,100)
    (Increase) in deferred warrant
      registration costs .................                                     (29,422)
    Proceeds from issuance of common
      stock ..............................                                     901,556
                                             -----------    -----------    -----------
      Net cash provided  (used) by
         financing activities ............       (76,100)                      872,134
                                             -----------    -----------    -----------

Net increase (decrease) in cash and
    cash equivalents .....................      (127,990)        17,532         18,014

Cash and cash equivalents at
    beginning of period ..................       146,004        130,362
                                             -----------    -----------    -----------
Cash and cash equivalents at
    end of period ........................   $    18,014    $   147,894    $    18,014
                                             ===========    ===========    ===========

Supplemental cash flow information:
    Interest received ....................   $     1,510    $     4,297    $    79,960
                                             ===========    ===========    ===========
    Interest paid ........................   $    22,900    $              $    77,810
                                             ===========    ===========    ===========

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

                              IMMUNE RESPONSE, INC.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     LIQUIDITY,  CAPITAL  RESOURCES AND RESULTS OF OPERATIONS.
     The Company's cash and cash equivalents decreased by $127,990 during the nine months ended September 30, 1997. This decrease was caused by the $76,100 repayment of notes payable to a related entity and the retirement of other outstanding debts.

     The Company experienced a net loss from operations for the nine months ended September 30, 1997 of $(18,464) which relates principally from its small amount of interest income of $2,566 during the period not being sufficient to cover its minimum basic operating expenses. The Company expects this trend to continue for the balance of 1997. This net operating loss of $18,464 compares to net income of $56,737 for the nine months ended September 30, 1996 when the Company realized a gain of $71,464 on sales of the Company's investment in common stock of MacGregor Sports & Fitness, Inc. The net losses for the three months ended September 30, 1997 and September 30, 1996 are fairly comparable. Higher interest income of $1,632 in 1996 was offset by $2,154 of higher interest expense in 1996.

PART II.        OTHER INFORMATION

Item 1:         Legal Proceedings
                None

Item 2:         Changes in Securities
                None

Item 3:         Defaults upon Senior Securities
                None

Item 4:         Submission of Matters to a Vote of Security Holders
                None

Item 5:         Other Information
                None

Item 6:         Exhibits and Reports on Form 8-K
                (a) Exhibit 27 - Financial  Data Schedule (for SEC use only)
                (b) During the quarter ended September 30, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IMMUNE RESPONSE, INC.

                                       (Registrant)





                                       By:/S/ JOSEPH W. HOVORKA
                                          -------------------------------------
                                          Joseph W. Hovorka, President and
                                          Chief Financial Officer


Date:  November 12, 1997