Form 10KSB
period 1997-12-31
IMMUNE RESPONSE INC
filed 1998-04-15
CIK 824174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
================================================================================
      |X|   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
             For the fiscal year ended: DECEMBER 31, 1997

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

Issuer's revenues for its most recent fiscal year:   $3,181

The aggregate market value of the voting stock held by non-affiliates of the Registrant is not applicable as the Registrant's securities which were previously listed in the National Quotation Bureau "Pink Sheets" stopped being listed as of January 1992 and therefore the Registrant is unable to provide an aggregate market value for its securities.

The issuer had 2,949,709 shares of common stock outstanding as of April 9, 1998.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format:  Yes / /  No /X/

                              IMMUNE RESPONSE, INC.
                                   FORM 10-KSB

THIS REPORT MAY CONTAIN CERTAIN "FORWARD-LOOKING" STATEMENTS AS SUCH TERM IS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES, WHICH REPRESENT THE REGISTRANT'S EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING THE REGISTRANT'S OPERATIONS, ECONOMIC PERFORMANCE, FINANCIAL CONDITION, GROWTH AND ACQUISITION STRATEGIES, INVESTMENTS, AND FUTURE OPERATIONAL PLANS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTENT", "COULD", "ESTIMATE", "MIGHT", OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE REGISTRANT'S CONTROL, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF IMPORTANT FACTORS, INCLUDING UNCERTAINTY RELATED TO THE REGISTRANT'S OPERATIONS, MERGERS OR ACQUISITIONS, GOVERNMENTAL REGULATION, THE VALUE OF THE REGISTRANT'S ASSETS AND ANY OTHER FACTORS DISCUSSED IN THIS AND OTHER REGISTRANT FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

     (2)(3) During the year ended December 31, 1997, the Registrant has not been involved in any bankruptcy, receivership or similar proceedings; has not undergone material reclassification, merger or consolidation; has not acquired or disposed of any material amount of assets otherwise than in the ordinary course of business; and has not experienced any material change in its mode of conducting business.

(b) Business of Issuer

     (1)(2)(3) The Registrant is currently an inactive company which is evaluating alternative business opportunities. On July 31, 1996, MacGregor Sports and Fitness, Inc. and Technical Publishing Solutions, Inc. completed a merger through a tax-free exchange of common stock and the surviving entity was renamed IntraNet Solutions, Inc. ("IntraNet") . IntraNet provides integrated solutions for the management and distribution of business critical information contained in documents using proprietary and standard internet technologies through web based internet software, electronic document management and on-demand printing. During the year ended December 31, 1996, the Registrant sold 27,500 shares of IntraNet common stock for net proceeds of $89,504. Following the merger and a subsequent 4 for 1 reverse-split declared by IntraNet on October 15, 1996, the Registrant owns 1,489 shares of IntraNet common stock which comprises the Registrant's only non-cash asset.

     During 1997, the Registrant evaluated several business opportunities which included preliminary investigation and due diligence. Following the initial review it was determined that none of the opportunities fit the Registrant's criteria for a viable merger or acquisition partner. While the Registrant is not limiting its search for business opportunities to one industry group or sector, the Registrant's management believes that a viable merger or acquisition candidate should provide the possibility for short and long term stockholder value by providing the opportunity for a liquid market for the Registrant's common stock. The Registrant is presently seeking a candidate with a product or service, which may be in the development stage, that is proprietary and which possesses the possibility for long-term maximization of stockholder value.

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


ITEM 2. DESCRIPTION OF PROPERTY

(a) Description of Principal Plants and other Property

     The Registrant's principal office is located at 7315 East Peakview Avenue, Englewood, Colorado 80111. The Registrant is provided space on a rent free basis by a significant stockholder.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant did not submit any matters to a vote of its security holders during the fourth quarter ended December 31, 1997.

                                     PART II
                                     -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

     The Registrant's Units, Common Stock and Warrants have been traded as Units on the over-the-counter market since July, 1988. Trading in the Registrant's securities was reported by the National Quotation Services "Pink Sheets" until January 1992 when the Registrant's securities ceased being listed. As a result, there has been no known trading in the Registrant's Units, Common Stock or Warrants for the years 1996 or 1997.

(b) Holders

     The number of record holders of the Registrant's Common Stock as of April 8, 1998, was approximately 600 according to the Registrant's transfer agent. This figure excludes an indeterminate number of stockholders whose shares are held in "street" or "nominee" name.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Registrant's expectations or beliefs, including but not limited to, statements concerning the Registrant's operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intent", "could", "estimate", "might", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Registrant's control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to the Registrant's operations, mergers or acquisitions, governmental regulation, the value of the Registrant's assets and any other factors discussed in this and other Registrant filings with the Securities and Exchange Commission.

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

     With the sales of a majority of the Registrant's investment in IntraNet (f/k/a MacGregor Sports and Fitness, Inc.) during the fourth quarter of 1995 and the first quarter of 1996, as well as the 1,489 shares still available for sale, the Registrant has the capital necessary to fund its limited business activities for the foreseeable future as it continues the search for alternate business opportunities. While the Registrant currently does not expect the level and amount of its expenses will change significantly during 1998 as compared to 1997, should the Registrant identify and pursue a business opportunity, the Registrant can expect increased expenses resulting from legal and other costs. Such a change in the Registrant's business status as a result of identifying a business opportunity which the Registrant's Board of Directors feels would be beneficial for the Registrant and its stockholders may require securing additional financing the amount and source of which cannot presently be determined.

     The Registrant is not currently engaged in any research and development, does not anticipate the purchase or sale of any plant or significant equipment, nor does it anticipate any changes in the number of employees, which would have any material effect on the financial condition of the Registrant.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

     Total revenue for the year ended December 31, 1997 was $3,181 as compared to $92,851 for 1996 a decrease of 97%. A majority of the revenue for 1996 was produced by the sale of a significant portion of the Registrant's investment in IntraNet. While the Registrant still holds 1,489 shares of IntraNet, no such sales were made during 1997 resulting in significantly lower revenues, all of which were derived from interest income. In addition, during 1996, the Registrant recorded interest income from its loan to Ocurest as well as miscellaneous income from a fee paid by Ocurest. Total expenses for 1997 were $32,872 as compared to $21,415 during 1996. Expenses increased 54% in 1997 over 1996 as a result of increased general and administrative expenses as well as an increase in bad debt expense due to the write down of a note and interest receivable. This was partially offset by lower interest expense as a result of the Registrant extinguishing all notes payable during 1997. The Registrant recorded a net loss for the year ended December 31, 1997 of $29,691 as compared to income of $71,436 for the year ended December 31, 1996.

     The gain on the sale of the IntraNet shares in 1996 accounted for the significant increase in the Registrant's profitability for that year. While the Registrant has an additional 1,489 IntraNet shares remaining for sale, once these shares are sold, the Registrant will have no significant assets other than its cash balances and currently has no other means from which to produce future income. As a result, the revenues and net income produced in 1996 did not continue in 1997 and are not expected to continue in 1998 in the absence of a change in the Registrant's inactive business status.

     The Company's net worth at December 31, 1997 was a deficit of $2,206 compared to a positive $27,578 at the year ended December 31, 1996. The Registrant's net worth will continue to decrease in the absence of a significant level of revenues which will offset its minimal operating expenses.

     The financial results incurred during 1997 are indicative of what can be expected for 1998 should the Registrant continue as an inactive company. In the absence of the Registrant identifying and implementing alternative business opportunities, the Registrant will most likely incur losses without a change in its inactive business status.

     As of December 31, 1997, the Registrant had made no other material commitments for capital expenditures.


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


                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

(a)IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

                                                                     Length of
Name                        Age       Offices held                    Service
----                        ---       ------------                   ---------
Joseph W. Hovorka           68        President, Treasurer,          Since 1987
                                      Principal Executive,
                                      Financial and Accounting
                                      Officer and Director

Thomas B. Olson             32        Secretary and Director         Since 1990

R. Andrew Girardot, Jr.     54        Director                       Since 1996

     The directors of the Registrant are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Officers of the Registrant are elected by the Board of Directors and hold office until their successors are duly elected and qualified.

     Effective December 31, 1997, R. Andrew Girardot, Jr., resigned as a director of the Registrant. Dr. Girardot cited personal reasons for his resignation and had no disagreements with the Registrant. The Registrant is currently searching for a qualified replacement for Dr. Girardot.

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

     THOMAS B. OLSON. Mr. Olson has been a Director since 1988 and has been Secretary of the Registrant since 1994. Since 1988, Mr. Olson has been Secretary of Equitex, Inc., a publicly held business development company which is a stockholder of the Registrant. Mr. Olson has attended Arizona State University and the University of Colorado at Denver. Mr. Olson devotes only such time as is necessary to the affairs of the Registrant.

     R. ANDREW GIRARDOT, JR., D.D.S. Dr. Girardot was a director of the Registrant from November 1996 to December 31, 1997 when he resigned. Since 1972, Dr. Girardot has been President of his solo orthodontic practice, R. Andrew Girardot, Jr., D.D.S., P.C. in Denver, Colorado. Dr. Girardot is also currently serving the cleft palate clinic at the Children's Hospital in Denver, Colorado. Dr. Girardot graduated from the University of California Orthodontic School in 1972 and is a member of the American Association of Orthodontists, the American Dental Society, The Foundation for Orthodontic Research, the American
Equilibration Society, The Angle Society and the Foundation for Advanced Continuing Education.

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


ITEM 10. EXECUTIVE COMPENSATION

(a) General

     While Mr. Hovorka is to receive a salary of $18,000 per year, Mr. Hovorka has agreed to suspend payment or accrual of such salary during 1997, as well as each of the previous four years, until such time as the Registrant is a viable operating company as may be determined by the Registrant's Board of Directors. Mr. Olson currently receives no salary in his capacity as Secretary of the Registrant. Both Mr. Hovorka and Mr. Olson receive $400 for each Board of Directors meeting they attend (See also Item 10. (f) Compensation of Directors).

(b) Summary Compensation Table

     The following table sets forth information regarding compensation paid to the officers of the Registrant during the years ended December 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                            Annual Compensation ($$)
                             ------------------------
(a)                                        (b)                        (c)
Name & Principal                                                    Salary
Position                                  Year                        ($)
---------                   ----             -------
Joseph W. Hovorka                         1997                    18,000 (1)
President, Treasurer
Principal Executive
Officer and Accounting
Officer

Joseph W. Hovorka                         1996                    18,000 (1)

Joseph W. Hovorka                         1995                    18,000 (1)
----------
(1) Although Mr. Hovorka is to receive a salary of $18,000 per year, Mr. Hovorka has agreed to suspend payment or accrual of such salary as noted in Item 10 (a) above.

(c) Option/SAR Grants Table

     The Registrant made no grants of stock options or SARs during the year ended December 31, 1997.

(d) Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The Registrant had no stock options or SARs outstanding during the year ended December 31, 1997.

(e) Long Term Incentive Plans -- Awards in Last Fiscal Year

     The Registrant has no long term incentive plans, and consequently had made no such awards.

(f) Compensation of Directors

     (1) Standard Arrangements

     Each member of the Registrant's Board of Directors, Messrs. Hovorka, Olson and Girardot, receives $400 for each Board of Directors meeting attended either in person or by telephone. For the year ended December 1997, Messrs. Hovorka, Olson and Girardot each received $1,600 for the four meetings held. Each member of the Board of Directors also receives reimbursement for expense incurred in attending the meetings.

     (2) Other Arrangements

     There are no other arrangements with respect to compensation of directors other than those explained in Item 10. (f)(l) above.

(g) Employment Contracts and termination of Employment and Change-in-Control Arrangements

     No employment contract or change-in-control arrangements are currently in effect for either of the Registrant's two executive officers.

(h) Report on Repricing of Options/SARs

     No options or SARs were repriced during the fiscal year ended December 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains information at April 9, 1998 as to the beneficial ownership of shares of the Registrant's common stock by each person who, to the knowledge of the Registrant at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or executive officer of the Registrant and all persons as a group who are executive officers and directors of the Registrant and as to the percentage of outstanding shares so held by them at April 9, 1998. All share amounts below reflect the one for one hundred (1 for 100) reverse stock split approved by the Registrant's stockholders effective March 3, 1997.

Name and address              Amount and Nature of          Percent
of beneficial owner          Beneficial Ownership (1)       of Class
-------------------          ------------------------       --------
Joseph W. Hovorka                         -0-                  0.0%
7315 East Peakview Avenue
Englewood, Colorado 80111

Thomas B. Olson                       100,000 (2)              3.4%
7315 East Peakview Avenue
Englewood, Colorado 80111

R. Andrew Girardot, Jr.                   -0-                  0.0%
4380 South Syracuse Circle
Suite 501
Denver, Colorado 80237

Henry Fong                            477,500 (3)             16.2%
7315 East Peakview Avenue
Englewood, Colorado 80111

All officers and directors            100,000 (2)              3.4%
as a group (three persons)
--------

(1)  The beneficial owners exercise sole voting and investment power.

(2) Includes 100,000 shares owned by Equitex, Inc. of which Mr. Olson is the Secretary. Mr. Olson disclaims beneficial ownership of these securities.

(3) Includes 100,000 shares owned by Equitex, Inc. of which Mr. Fong is the President. Mr. Fong disclaims beneficial ownership of these securities.

(c) Changes in Control

     The Registrant does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Registrant.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others

     The Registrant currently utilizes approximately 150 square feet of office space in Greenwood Executive Park, 6400 South Quebec, Englewood, Colorado, from Equitex, Inc., a stockholder of the Registrant, on a rent free month-to-month basis. The Registrant's Secretary and Director, Mr. Olson, is also Secretary of Equitex, Inc.

     In years prior to 1996, Equitex, Inc., a significant stockholder of the Registrant of which the Registrant's Secretary is also an officer, loaned to the Registrant a total of $76,100. These loans were due on demand and carried an interest rate of 10% per annum. During 1997, the entire principal balance of these loans was repaid by the Registrant leaving $22,453 in interest due as of December 31, 1997.

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

         1. Financial Statements and Supplementary Data

         Report of Independent Certified Public Accountants..................F-1
         Balance Sheet at December 31, 1997..................................F-2
         Statements  of Changes  in  Stockholders'  Equity  for the
           period  from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985 through
           December 31, 1997.................................................F-3
         Statements of Operations for the years ended December 31, 1997 and 1996 and the period from inception (May 14, 1984) to
         December 31, 1997..................................................F-11
         Statements of Cash Flows for the years ended December 31, 1997 and 1996 and the period from inception (May 14, 1984)
           to December 31, 1997.............................................F-12
         Notes to Financial Statements......................................F-14

         2. Financial Statement Schedules

            Not applicable

         3. Exhibits

         3.1   Articles of  Incorporation(1)
         3.2   Bylaws(1)
         21.1  Subsidiaries(1)
--------

(1) Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form S-l8, No. 33-17922-C

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


Date:    April 14, 1998
                                  IMMUNE RESPONSE, INC.
                                  (Registrant)





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


Date: April 14, 1998                   /S/ JOSEPH W. HOVORKA
                                       -----------------------------------
                                       Joseph W. Hovorka, President,
                                        Treasurer and Director
                                        (Principal Executive, Financial,
                                        and Accounting Officer)




Date: April 14, 1998                   /S/ THOMAS B. OLSON
                                       -----------------------------------
                                       Thomas B. Olson, Secretary and Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Immune Response, Inc.

We have audited the accompanying balance sheet of Immune Response, Inc. (a development stage company) as of December 31, 1997 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996 and for the period from inception (May 14, 1984) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immune Response, Inc. (a development stage company) at December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and for the period from inception (May 14, 1984) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, the Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and has an accumulated deficit of ($915,498) at December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               Davis & Co., CPAs, P.C.
                                               Certified Public Accountants
Englewood, Colorado
March 23, 1998

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1997




ASSETS
Current assets
    Cash and cash equivalents ..................................      $  15,825
    Investment - available for sale securities
         (cost of $3,958) ......................................          8,097
                                                                      ---------
                                                                      $  23,922
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable - related entity ..........................      $   3,227
    Accounts payable - other ...................................            448
    Interest payable - related entity ..........................         22,453
                                                                      ---------
                                                                         26,128

Contingency (Note 8)

Stockholders' equity (deficit)
    Common stock, $.0001 par value; 25,000,000
       shares authorized; 3,124,700 shares
       issued; 2,949,700 shares outstanding ....................            312
    Additional paid-in capital .................................        908,841
    Unrealized gain on available for sale securities ...........          4,139
    Deficit accumulated during the
       development stage .......................................       (915,498)
    Less:  treasury stock, at cost
       (175,000 shares) ........................................           --
                                                                      ---------
                                                                         (2,206)
                                                                      ---------
                                                                      $  23,922
                                                                      =========

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
             Statement of Changes in Stockholders' Equity (Deficit)
       For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997

                                                                     ADDITIONAL
                                                  COMMON STOCK        PAID-IN
                                               SHARES      AMOUNT     CAPITAL
                                               ------      ------    ----------
Shares of common stock issued to
    officers and directors  during
    the formation of the Company in
    exchange for services valued
    at $.0001 per share ..................     900,000     $  90     $    --

Shares of common stock issued during
    the formation of the Company in
    exchange for cash of $.10 per
    share to unrelated individuals .......     140,000        14        13,986

Net loss for the period from inception
    (May 14, 1984) to Dec. 31, 1984          ---------     -----     ---------
Balance at December 31, 1984 .............   1,040,000       104        13,986

Net loss for the year ended
    December 31, 1985                        ---------     -----     ---------
Balance at December 31, 1985 .............   1,040,000       104        13,986

Shares of common stock issued
    to unrelated individuals in
    December 1986 in exchange
    for cash of:
        $.05 per share ...................     140,000        14         6,986
        $.005 per share ..................      15,000         1            74

Net loss for the year ended
    December 31, 1986                        ---------     -----     ---------
Balance at December 31, 1986 .............   1,195,000       119        21,046

Shares of common stock issued
    to unrelated individuals in
    exchange for cash of:
        $.05 per share in:
           April 1987 ....................      20,000         2           998
           May 1987 ......................     100,000        10         4,990
           June 1987 .....................     100,000        10         4,990
        $.025 per share in:
           April 1987 ....................     100,000        10         2,490

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
       Statement of Changes in Stockholders' Equity (Deficit)(Page 2 of 8)
       For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997

                                                           DEFICIT     TOTAL
                                                 UN-       ACCUMU.     STOCK-
                                               REALIZED  DURING THE   HOLDERS'
                                                GAINS    DEVELOPMENT   EQUITY
                                               (LOSSES)     STAGE    (DEFICIT)
                                               --------   --------   ---------
Shares of common stock issued to
    officers and directors during
    the formation of the Company in
    exchange for services valued
    at $.0001 per share .....................  $          $          $     90

Shares of common stock issued during
    the formation of the Company in
    exchange for cash of $.10 per
    share to unrelated individuals ..........                          14,000

Net loss for the period from inception
    (May 14, 1984) to Dec. 31, 1984 .........              (11,185)   (11,185)
                                               --------   --------   --------
Balance at December 31, 1984 ................              (11,185)     2,905

Net loss for the year ended
    December 31, 1985 .......................              (64,398)   (64,398)
                                               --------   --------   --------
Balance at December 31, 1985 ................              (75,583)   (61,493)

Shares of common stock issued
    to unrelated individuals in
    December 1986 in exchange
    for cash of:
        $.05 per share ......................                           7,000
        $.005 per share .....................                              75

Net loss for the year ended
    December 31, 1986 .......................              (17,557)   (17,557)
                                               --------   --------   --------
Balance at December 31, 1986 ................              (93,140)   (71,975)

Shares of common stock issued
    to unrelated individuals in
    exchange for cash of:
        $.05 per share in:
           April 1987 .......................                           1,000
           May 1987 .........................                           5,000
           June 1987 ........................                           5,000
        $.025 per share in:
           April 1987 .......................                           2,500

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
       Statement of Changes in Stockholders' Equity (Deficit)(Page 3 of 8)
       For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997

                                                                     ADDITIONAL
                                                  COMMON STOCK        PAID-IN
                                               SHARES      AMOUNT     CAPITAL
                                               ------      ------    ----------
Shares of common stock issued in
    August 1987 in exchange  for
    cash of $.05 per share to:
        Related parties ..................     275,000        28        13,722
        Others ...........................     160,000        16         7,984

Shares of common stock issued
    in August  1987 to an officer
    and director in exchange for
    services valued at $.05
    per share ............................     150,000        15     $   7,485

Net loss for the year ended
    December 31, 1987                        ---------     -----     ---------
Balance at December 31, 1987 .............   2,100,000       210        63,705

Shares of common stock issued
    in July 1988,  pursuant to a
     public offering, for cash
     of $1 per share, net of
    costs of $199,761 ....................     900,000        90       700,149

Shares of common stock issued to
    underwriter in July 1988,
    pursuant to public offering for
    cash of $.0001 per share .............      28,800         3          --

Shares of common stock issued in
    October 1988, pursuant to
    exercise of Class B warrants,
    for cash of $2 per share .............       3,000         1         5,999

Shares of common stock issued in
    October and November 1988,
    pursuant to exercise of
    Class A warrants, for cash
    of $1.50 per share, net
    of costs of $100 .....................      54,700         5        81,945

Net loss for the year ended
    December 31, 1988                        ---------     -----     ---------
Balance at December 31, 1988 .............   3,086,500       309       851,798

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
       Statement of Changes in Stockholders' Equity (Deficit)(Page 4 of 8)
       For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997

                                                            DEFICIT     TOTAL
                                                 UN-       ACCUMU.     STOCK-
                                               REALIZED  DURING THE   HOLDERS'
                                                GAINS    DEVELOPMENT   EQUITY
                                               (LOSSES)     STAGE    (DEFICIT)
                                               --------   --------   ---------
Shares of common stock issued in
    August 1987,  in exchange for
    cash of $.05 per share to:
        Related parties .....................                          13,750
        Others ..............................                           8,000

Shares of common stock issued in
    August 1987 to an officer
    and director in exchange for
    services valued at $.05
    per share ...............................                        $  7,500

Net loss for the year ended
    December 31, 1987 .......................              (41,815)   (41,815)
                                               --------   --------   --------
Balance at December 31, 1987 ................             (134,955)   (71,040)

Shares of common stock issued in
    July 1988, pursuant to a
    public offering, for cash
    of $1 per share, net of
    costs of $199,761 .......................                         700,239

Shares of common stock issued to
    underwriter in July 1988,
    pursuant to public offering for
    cash of $.0001 per share ................                               3

Shares of common stock issued in
    October 1988, pursuant to
    exercise of Class B warrants,
    for cash of $2 per share ................                           6,000

Shares of common stock issued in
    October and November 1988,
    pursuant to exercise of
    Class A warrants, for cash
    of $1.50 per share, net
    of costs of $100 ........................                          81,950

Net loss for the year ended
    December 31, 1988 .......................             (102,626)  (102,626)
                                               --------   --------   --------
Balance at December 31, 1988 ................             (237,581)   614,526

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
       Statement of Changes in Stockholders' Equity (Deficit)(Page 5 of 8)
       For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997

                                                                     ADDITIONAL
                                                  COMMON STOCK        PAID-IN
                                               SHARES      AMOUNT     CAPITAL
                                               ------      ------    ----------
Shares of common stock issued in
    January 1989, pursuant to
    the exercise of 10,300 "A"
    warrants at $1.50 per share,
    net of costs of $184 .................      10,300         1        15,265

Shares of common stock issued
    January 1989, pursuant to the
    exercise of 27,900 "A" warrants
    at $1.50 per share, net of
    costs of $70 .........................      27,900         3        41,777

Net loss for the year ended
    December 31, 1989                        ---------     -----     ---------
Balance at December 31, 1989 .............   3,124,700       312       908,841

Net loss for the year ended
    December 31, 1990                        ---------     -----     ---------
Balance at December 31, 1990 .............   3,124,700       312       908,841

Shares received from employee
    as part of June 1991 sale
    of laboratory assets .................    (175,000)

Shares placed in treasury in
    June 1991 ............................     175,000

Net loss for the year ended
    December 31, 1991                        ---------     -----     ---------
Balance at December 31, 1991 .............   3,124,700       312       908,841

Net loss for the year ended
    December 31, 1992                        ---------     -----     ---------
Balance at December 31, 1992 .............   3,124,700       312       908,841

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
       Statement of Changes in Stockholders' Equity (Deficit)(Page 6 of 8)
       For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997

                                                           DEFICIT     TOTAL
                                                 UN-       ACCUMU.     STOCK-
                                               REALIZED  DURING THE   HOLDERS'
                                                GAINS    DEVELOPMENT   EQUITY
                                               (LOSSES)     STAGE    (DEFICIT)
                                               --------   --------   ---------
Shares of common stock issued in
    January 1989, pursuant to
    the  exercise of 10,300 "A"
    warrants at $1.50 per share,
    net of costs of $184 ....................                          15,266

Shares of common stock issued
    January 1989, pursuant to the
    exercise of 27,900 "A" warrants
    at $1.50 per share, net of
    costs of $70 ............................                          41,780

Net loss for the year ended
    December 31, 1989 .......................             (210,550)  (210,550)
                                               --------   --------   --------
Balance at December 31, 1989 ................             (448,131)   461,022

Net loss for the year ended
    December 31, 1990 .......................             (170,446)  (170,446)
                                               --------   --------   --------
Balance at December 31, 1990 ................             (618,577)   290,576

Shares received from employee
    as part of June 1991 sale
    of laboratory assets

Shares placed in treasury in
    June 1991

Net loss for the year ended
    December 31, 1991 .......................             (247,279)  (247,279)
                                               --------   --------   --------
Balance at December 31, 1991 ................             (865,856)    43,297

Net loss for the year ended
    December 31, 1992 .......................              (61,434)   (61,434)
                                               --------   --------   --------
Balance at December 31, 1992 ................             (927,290)   (18,137)

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
       Statement of Changes in Stockholders' Equity (Deficit)(Page 7 of 8)
       For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997

                                                                     ADDITIONAL
                                                  COMMON STOCK        PAID-IN
                                               SHARES      AMOUNT     CAPITAL
                                               ------      ------    ----------
Net loss for the year ended
    December 31, 1993                        ---------     -----     ---------
Balance at December 31, 1993 .............   3,124,700     $ 312     $ 908,841

Net loss for the year ended
    December 31, 1994                        ---------     -----     ---------
Balance at December 31, 1994 .............   3,124,700       312       908,841

Unrealized gain on available for
    sale securities

Net income for the year ended
    December 31, 1995                        ---------     -----     ---------
Balance at December 31, 1995 .............   3,124,700       312       908,841

Unrealized gain on available
  for sale securities
Net income for the year ended
  December 31, 1996                          ---------     -----     ---------
Balance at December 31, 1996 .............   3,124,700       312       908,841

Unrealized gain (loss) on available
    for sale securities
Net loss for the year ended
    December 31, 1997
                                             ---------     -----     ---------
Balance at December 31, 1997 .............   3,124,700     $ 312     $ 908,841
                                             =========     =====     =========

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
       Statement of Changes in Stockholders' Equity (Deficit)(Page 8 of 8)
       For the period from inception (May 14, 1984) to December 31, 1984 and for the years ended December 31, 1985, 1986, 1987, 1988, 1989,
                1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997

                                                           DEFICIT     TOTAL
                                                 UN-       ACCUMU.     STOCK-
                                               REALIZED  DURING THE   HOLDERS'
                                                GAINS    DEVELOPMENT   EQUITY
                                               (LOSSES)     STAGE    (DEFICIT)
                                               --------   --------   ---------
Net loss for the year ended
    December 31, 1993 .......................                (40,873)   (40,873)
                                               --------   ----------   --------
Balance at December 31, 1993 ................               (968,163)   (59,010)

Net loss for the year ended
    December 31, 1994 .......................                (95,355)   (95,355)
                                               --------   ----------   --------
Balance at December 31, 1994 ................             (1,063,518)  (154,365)

Unrealized gain on available for
    sale securities .........................    48,260                  48,260

Net income for the year ended
    December 31, 1995 .......................                106,277    106,277
                                               --------   ----------   --------
Balance at December 31, 1995 ................    48,260     (957,242)       171

Unrealized gain on available for
  sale securities ...........................   (44,028)                (44,028)
Net income for the year ended
  December 31, 1996 .........................                 71,435     71,435
                                               --------   ----------   --------
Balance at December 31, 1996 ................     4,232     (885,807)    27,578

Unrealized gain (loss) on available
    for sale securities .....................       (93)                    (93)
Net loss for the year ended
    December 31, 1997 .......................                (29,691)   (29,691)
                                               --------   ----------   --------

Balance at December 31, 1997 ................  $  4,139    $(915,498)  $ (2,206)
                                               ========   ==========   ========

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                   FOR THE
                                                                    PERIOD
                                                                     FROM
                                                                  INCEPTION
                                               FOR THE YEARS       (MAY 14,
                                             ENDED DECEMBER 31,    1984) TO
                                             1997         1996   DEC. 31, 1997
                                             ----         ----   -------------
Revenue
    Interest income ...................   $   3,181    $  10,587   $ 125,269
    Laboratory test income ............                               50,187
    Revenue from sale of marketing
        rights to related entity ......        --           --         7,004
    Miscellaneous income ..............        --         10,800      12,697
    Gain on sale of stock .............        --         71,464     192,189
    Debt forgiveness income ...........        --           --        35,147
                                          ---------    ---------   ---------
                                              3,181       92,851     422,493
Expenses
    Write-off of deferred warrant
        registration costs ............        --           --        29,422
    Loss on sale of laboratory ........        --           --        74,710
    Realized loss on investment .......        --           --       178,668
    Laboratory supplies ...............        --           --        55,244
    Consulting fees to related entities        --           --        37,500
    Interest ..........................       1,079        8,570     138,306
    Abandoned license agreement costs .        --           --        50,000
    Research and development ..........        --           --        28,680
    Rent ..............................        --           --        79,232
    Services for stock ................        --           --         7,597
    Salary ............................        --           --       275,287
    Depreciation and amortization .....        --           --        34,848
    Bad debt expense ..................       9,619          634      17,971
    General and administrative ........      22,174       12,211     330,616
                                          ---------    ---------   ---------
                                             32,872       21,415   1,337,991
                                          ---------    ---------   ---------

        Net income (loss) .............   $ (29,691)   $  71,436   $(915,498)
                                          =========    =========   =========

        Net income (loss) per
          common share ................   $    (.01)   $    .024   $    (.37)
                                          =========    =========   =========

Weighted average number of
    common shares .....................   2,949,700    2,949,700   2,454,763
                                          =========    =========   =========

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                            FOR THE
                                                                             PERIOD
                                                                              FROM
                                                                            INCEPTION
                                                   FOR THE YEARS             (MAY 14,
                                                 ENDED DECEMBER 31,          1984) TO
                                                 1997           1996      DEC. 31, 1997
                                                 ----           ----      -------------
Cash flows from operating activities:
    Net income (loss) ...................   $   (29,691)   $    71,436    $  (915,498)
      Adjustments to reconcile net
        income (loss) to net cash
        provided by operating
        activities:
      Depreciation ......................          --             --           34,848
      Abandoned license agreement costs .          --             --           50,000
      Services for stock ................          --             --            7,597
      Bad debt expense ..................         9,619            634         10,887
      Realized net gain on investments ..          --          (71,464)       (13,519)
      Write-off of deferred warrant
        registration costs ..............          --             --           29,422
      Changes in assets and liabilities:
      (Increase) in notes
         receivable .....................          --             --         (287,102)
      (Increase) in interest
         receivable .....................        (1,268)        (1,268)          --
      Increase in accounts payable
        to related entity ...............           284            402          3,227
      (Decrease) in accrued legal
        expenses payable to former
        director ........................          --          (52,062)          --
      Increase (decrease) in accounts
         payable to directors ...........          (400)        (8,000)          --
      Increase (decrease) accrued salary
         to officer .....................       (11,250)          --             --
      Increase (decrease) in interest
         payable to related entity ......       (21,821)         8,571         22,453
      Increase (decrease) in accounts
         payable to others ..............           448        (22,110)           448
                                            -----------    -----------    -----------

      Net cash (used) by
         operating activities ...........       (54,079)       (73,861)    (1,062,531)
                                            -----------    -----------    -----------

Cash flows from investing activities:
    Proceeds from sale of
      investment in MacGregor ...........          --           89,503        298,070
    Purchase of certificate of deposit ..          --             --          (75,278)
    Redemption of certificates of deposit          --             --           75,278
    Capital expenditures ................          --             --          (92,094)
    Disposal of laboratory assets .......          --             --           57,246
    Purchase of license agreement .......          --             --          (50,000)
    Acquisition of investment -
         related entity .................          --             --           (7,000)
                                            -----------    -----------    -----------
      Net cash provided by
         investing activities ...........          --           89,503        206,222
                                            -----------    -----------    -----------

The accompanying notes are a part of this statement.                 (Continued)

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                        Statements of Cash Flows (Page 2)

                                                                            FOR THE
                                                                             PERIOD
                                                                              FROM
                                                                            INCEPTION
                                                   FOR THE YEARS             (MAY 14,
                                                 ENDED DECEMBER 31,          1984) TO
                                                 1997           1996      DEC. 31, 1997
                                                 ----           ----      -------------
Cash flows from financing activities:
    Proceeds from issuance of note
      payable to bank ...................   $      --      $      --      $    50,000
    Proceeds from issuance of notes
      payable to related entity
      and others ........................          --             --          144,964
    Payments to retire notes payable
      to bank ...........................          --                         (50,000)
    Payments to retire notes payable
      to others .........................          --             --          (68,864)
    Payments to retire notes payable
      to related entity .................       (76,100)          --          (76,100)
    (Increase) in deferred warrant
      registration costs ................          --             --          (29,422)
    Proceeds from issuance of common
      stock .............................          --             --          901,556
                                            -----------    -----------    -----------
      Net cash provided  (used) by
         financing activities ...........       (76,100)          --          872,134
                                            -----------    -----------    -----------

Net (decrease) increase in cash
    and cash equivalents ................      (130,179)        15,642         15,825

Cash and cash equivalents at
    beginning of period .................       146,004        130,362
                                            -----------    -----------    -----------
Cash and cash equivalents at
    end of period .......................   $    15,825    $   146,004    $    15,825
                                            ===========    ===========    ===========

Supplemental cash flow information:
    Interest received ...................   $     1,663    $     4,298    $    80,548
                                            ===========    ===========    ===========
    Interest paid .......................   $    21,821    $      --      $    76,731
                                            ===========    ===========    ===========

Non-cash financing activities:
    Common stock issued for services ....   $      --      $      --      $     7,605
                                            ===========    ===========    ===========
    Investment in common stock of
      related entity received in
      exchange for marketing rights .....   $      --      $      --      $     7,000
                                            ===========    ===========    ===========
    Exchange of note receivable for
      investment in SAC .................   $      --      $      --      $   281,506
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

b.   INVESTMENTS

     Effective January 1, 1995, the Company adopted SFAS 115. Accordingly, the Company's investment in equity securities of IntraNet Solutions (formerly MacGregor Sports & Fitness) is classified as available- for-sale securities and is reported at fair value of $8,097 compared to historical cost of $3,958. The unrealized gain of $4,139 is reported as a separate component of stockholders' equity.

c.   SHARES ISSUED IN EXCHANGE FOR SERVICES

     The fair value of shares issued for services rendered to the Company in exchange for stock was determined by the officers and directors.

d.   INCOME TAXES

     The Company has made no provision for income taxes because of financial statement and tax losses. At December 31, 1996 the Company has net operating loss carryforwards for book and tax purposes available as follows:

                       YEAR OF
                      EXPIRATION     BOOK           TAX
                         1999     $  61,200      $  61,200
                         2000        14,400         14,400
                         2001        19,720         17,600
                         2002        41,800         41,800
                         2003       102,500        102,500
                         2004       210,300        209,100
                         2005       169,700        175,700
                         2006       247,000        174,400
                         2007        61,000         20,500
                         2008        40,900         36,900
                         2009        95,000         14,000
                         2010      (106,277)        44,000
                         2011       (71,436)       (70,802)
                         2012        29,691         38,517
                                  ---------      ---------
                                  $ 915,498      $ 879,815
                                  =========      =========

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

f.   CASH EQUIVALENTS

     For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents provided they are not legally restricted as to withdrawal.

g.   RECLASSIFICATIONS

     Certain minor reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

Note 2: NOTE RECEIVABLE

     Included in the balance sheet at December 31, 1996 was a note receivable and interest receivable (both net of reserves) of $6,338 and $2,013, respectively, from MacGregor Sports & Fitness, Inc. See Note 3 herein. The note bears interest at 12 percent per annum. During 1997, this receivable was determined by management to be uncollectible and was written-off.

Note 3: INVESTMENT IN INTRANET SOLUTIONS (FORMERLY MACGREGOR SPORTS AND FITNESS, INC.)

     In January of 1994, the Company converted its Class B preferred stock of MacGregor Sports & Fitness into 133,904 shares of unrestricted common stock. This conversion was completed in April of 1994 resulting in the Company owning 167,360 unrestricted shares of MacGregor's common stock at December 31, 1994. During the fourth quarter of 1995, the Company sold 133,904 of the shares in the open market for $208,567. During January of 1996, the Company sold an additional 27,500 shares in the open market for $89,503 leaving 5,956 shares still owned by the Company.

     MacGregor successfully merged with Technical Publishing Solutions, Inc. on July 31, 1996 and the combined entity was renamed IntraNet Solutions. IntraNet provides integrated solutions to large corporations for the management and distribution of business critical information contained in documents using proprietary and standard internet technologies. In October 1996 IntraNet declared a 1-for-4 reverse stock split resulting in 1,489 shares still owned by the Company at December 31, 1996 and 1997.

Note 4: NOTES PAYABLE

     Notes payable consist of the following:

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 4: NOTES PAYABLE (CONTINUED)
                                                              DECEMBER 31,
                                                            1997         1996
NOTES  PAYABLE - RELATED  ENTITY (a)
Uncollateralized  notes payable to related entity
issued May 1990 to June 1994, bearing interest
at 12 percent per annum, payable upon demand.               $ --        $76,100
                                                            ====        =======

(a) One of the Company's directors is also an officer of this entity.

Note 5: SALE OF STOCK TO PUBLIC

     On July 5, 1988 the Company completed a sale of 900,000 units of its $.0001 par value common stock in a public offering. Net proceeds from the sale were $700,239 after deducting the Underwriter's commission of $90,000 and direct offering costs of $109,761.

     Each unit consisted of one share of the Company's common stock, one Class A common stock purchase warrant and one Class B common stock purchase warrant. One Class A unit warrant entitles the holder to purchase one share of common stock at $1.50 per share. One Class B unit warrant entitles the holder to purchase one share of common stock at $2.00 per share. The Class A and Class B warrants expired on December 16, 1995.

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

     On February 10, 1997 the Company's shareholders approved a 1-for- 100 reverse split whereby every one hundred shares of the Company's $.0001 par value common stock were converted to one share of $.0001 par value common stock. The shareholders also approved a reduction in the number of authorized shares from 950,000,000 to 25,000,000 effective March 3, 1997. As a result, the Company's issued and outstanding shares at both December 31, 1997 and 1996, as restated, were 3,124,700 and 2,949,700, respectively. The financial statements herein have been adjusted to reflect the 1-for-100 reverse stock split back to the date of inception.

Note 6: RELATED PARTY TRANSACTIONS

     During 1997 and 1996, the Company paid $2,000 and $1,400, respectively, to each of its three directors (1997) and two directors (1996) for their attendance in the meetings held in each year.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 6: RELATED PARTY TRANSACTIONS (CONTINUED)

     During the year ended December 31, 1995 and to the present date, the Company has utilized approximately 150 square feet of office space from Equitex, Inc., a significant shareholder, on a rent free month-to-month basis.

     See Note 4, herein, regarding notes payable to a related entity which were paid off during 1997.

Note 7: SALE OF LABORATORY ASSETS

     In May 1991, the Company sold certain assets with a net book value of $59,971 to the Company's laboratory director, who was also the Company's former President, and also agreed to pay this individual $15,623 ($10,000 cash and a 45-day bank note payable for the remaining $5,623). In return, the laboratory director:

     1) agreed to the return of 175,000 shares of the Company's common stock to the Company,
     2) agreed to the cancellation of his stock options to purchase 150,000 shares of the Company's common stock at $.10 per share.
     3) agreed to release the Company from any and all remaining obligations under his employment agreement with the Company.

     This sale of assets was approved by the Company's stockholders on June 3, 1991.

Note 8: CONTINGENCY

     The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and has an accumulated deficit of ($915,498) at December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has no significant fixed commitments as of December 31, 1997 or the present date. Management believes that the remaining minimal cash flow requirements needed to pursue potential mergers or other business opportunities can be met through use of the Company's current cash balance and additional sales of IntraNet stock.