Form 10QSB
period 1998-03-31
IMMUNE RESPONSE INC
filed 1998-05-15
CIK 824174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________

                           Commission File No. 1-11996

                              IMMUNE RESPONSE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Colorado                                                              84-0950197
-------------------------------                               ------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


                            7315 East Peakview Avenue
                            Englewood, Colorado 80111
              ---------------------------------------------------
              (Address of principal executive offices) (Zip code)


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


Number of shares of common stock outstanding at May 5, 1998: 2,949,700

                              IMMUNE RESPONSE, INC.


Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1997.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 1998
                                   (Unaudited)


ASSETS
Current assets
    Cash and cash equivalents ..................................      $  14,563
    Investment - available for sale securities
         (cost of $3,958) ......................................          9,400
                                                                      ---------

                                                                      $  23,963
                                                                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable - related entity ..........................      $   3,429
    Accounts payable - other ...................................          2,431
    Interest payable - related entity ..........................         22,453
                                                                      ---------
                                                                         28,313

Stockholders' equity (deficit)
    Common stock, $.0001 par value; 25,000,000
       shares authorized; 3,124,700 shares
       issued; 2,949,700 shares outstanding ....................            312
    Additional paid-in capital .................................        908,841
    Unrealized gain on available for sale securities ...........          5,442
    Deficit accumulated during the
       development stage .......................................       (918,945)
    Less:  treasury stock, at cost
       (175,000 shares) ........................................           --
                                                                      ---------
                                                                         (4,350)

                                                                      $  23,963
                                                                      =========

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                FOR THE
                                                                                PERIOD
                                                                                 FROM
                                                                               INCEPTION
                                                   FOR THE THREE MONTHS        (MAY 14,
                                                      ENDED MARCH 31,          1984) TO
                                                    1998           1997      MAR. 31, 1998
                                                    ----           ----      -------------
Revenue
    Interest income .........................   $       133    $     1,392    $   125,402
    Laboratory test income ..................          --             --           50,187
    Revenue from sale of marketing
        rights to related entity ............          --             --            7,004
    Miscellaneous income ....................          --             --           12,697
    Gain on sale of stock ...................          --             --          192,189
    Debt forgiveness income .................          --             --           35,147
                                                -----------    -----------    -----------
                                                        133          1,392        422,626
Expenses
    Write-off of deferred warrant
        registration costs ..................          --             --           29,422
    Loss on sale of laboratory ..............          --             --           74,710
    Realized loss on investment .............          --             --          178,668
    Laboratory supplies .....................          --             --           55,244
    Consulting fees to related entities .....          --             --           37,500
    Interest ................................          --            1,070        138,306
    Abandoned license agreement costs .......          --             --           50,000
    Research and development ................          --             --           28,680
    Rent ....................................          --             --           79,232
    Services for stock ......................          --             --            7,597
    Salary ..................................          --             --          275,287
    Depreciation and amortization ...........          --             --           34,848
    Bad debt expense ........................          --              158         17,971
    General and administrative ..............         3,580         13,880        334,196
                                                -----------    -----------    -----------
                                                      3,580         15,108      1,341,571
                                                -----------    -----------    -----------

        Net (loss) ..........................   $    (3,447)   $   (13,716)   $  (918,945)
                                                ===========    ===========    ===========

        Net (loss) per common share .........   $     (.001)   $     (.005)   $      (.37)
                                                ===========    ===========    ===========

Weighted average number of
    common shares ...........................     2,949,700      2,949,700      2,451,242
                                                ===========    ===========    ===========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                FOR THE
                                                                                PERIOD
                                                                                 FROM
                                                                               INCEPTION
                                                   FOR THE THREE MONTHS        (MAY 14,
                                                      ENDED MARCH 31,          1984) TO
                                                    1998           1997      MAR. 31, 1998
                                                    ----           ----      -------------
Cash flows from operating activities:
    Net (loss) ..............................   $    (3,447)   $   (13,716)   $  (918,945)
      Adjustments to reconcile net income
        (loss) to net cash provided
        by operating activities:
      Depreciation ..........................          --             --           34,848
      Abandoned license agreement costs .....          --             --           50,000
      Services for stock ....................          --             --            7,597
      Bad debt expense ......................          --             --           10,887
      Realized net gain on investments ......          --             --          (13,519)
      Write-off of deferred warrant
        registration costs ..................          --             --           29,422
      Changes in assets and liabilities:
      (Increase) in notes
         receivable .........................          --             --         (287,102)
      (Increase) in interest
         receivable .........................          --             (158)          --
      Increase in accounts payable
        to related entity ...................           202             81          3,429
      Increase (decrease) in accounts
         payable to directors ...............          --             (400)          --
      Increase in interest payable to
         related entity .....................          --            1,070         22,453
      Increase (decrease) in accounts
         payable to others ..................         1,983          2,967          2,431
                                                -----------    -----------    -----------

      Net cash (used) by
         operating activities ...............        (1,262)       (10,156)    (1,063,793)
                                                -----------    -----------    -----------

Cash flows from investing activities:
    Proceeds from sale of
      investment in MacGregor ...............          --             --          298,070
    Purchase of certificate of deposit ......          --             --          (75,278)
    Redemption of certificates of deposit ...          --             --           75,278
    Capital expenditures ....................          --             --          (92,094)
    Disposal of laboratory assets ...........          --             --           57,246
    Purchase of license agreement ...........          --             --          (50,000)
    Acquisition of investment -
         related entity .....................          --             --           (7,000)
                                                -----------    -----------    -----------
      Net cash provided by
         investing activities ...............          --             --          206,222
                                                -----------    -----------    -----------

                                                                     (Continued)

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                        Statements of Cash Flows (Page 2)
                                   (Unaudited)

                                                                                FOR THE
                                                                                PERIOD
                                                                                 FROM
                                                                               INCEPTION
                                                   FOR THE THREE MONTHS        (MAY 14,
                                                      ENDED MARCH 31,          1984) TO
                                                    1998           1997      MAR. 31, 1998
                                                    ----           ----      -------------
Cash flows from financing activities:
    Proceeds from issuance of note
      payable to bank .......................   $      --      $      --      $    50,000
    Proceeds from issuance of notes
      payable to related entities
      and others ............................          --             --          144,964
    Payments to retire notes payable
      to bank ...............................                                     (50,000)
    Payments to retire notes payable
      to others .............................          --             --          (68,864)
    Payments to retire notes payable
      to related entity .....................          --          (75,000)       (76,100)
    (Increase) in deferred warrant
      registration costs ....................          --             --          (29,422)
    Proceeds from issuance of common
      stock .................................          --             --          901,556
                                                -----------    -----------    -----------
      Net cash provided  (used) by
         financing activities ...............          --          (75,000)       872,134
                                                -----------    -----------    -----------
Net increase (decrease) in cash
    and cash equivalents ....................        (1,262)       (85,156)        14,563

Cash and cash equivalents at
    beginning of period .....................        15,825        146,004           --
                                                -----------    -----------    -----------
Cash and cash equivalents at
    end of period ...........................   $    14,563    $    60,848    $    14,563
                                                ===========    ===========    ===========

Supplemental cash flow information:
    Interest received .......................   $       133    $     1,075    $    80,681
                                                ===========    ===========    ===========
    Interest paid ...........................   $      --      $      --      $    76,731
                                                ===========    ===========    ===========

Non-cash financing activities:
    Common stock issued for services ........   $      --      $      --      $     7,605
                                                ===========    ===========    ===========
    Investment in common stock of
      related entity received in
      exchange for marketing rights .........   $      --      $      --      $     7,000
                                                ===========    ===========    ===========
    Exchange of note receivable for
      investment in SAC .....................   $      --      $      --      $   281,506
                                                ===========    ===========    ===========

                              IMMUNE RESPONSE, INC.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


     LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS

     The Company experienced a net loss from operations of $3,447 which relates principally to its small amount of interest income of $133 during the quarter not being sufficient to cover its minimum basic operating expenses. The Company expects this trend to continue for the balance of 1998 as management continues to investigate potential business mergers and/or acquisitions. This net operating loss of $3,447 compares to a loss of $13,716 for the quarter ended March 31, 1997.


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

Item 4:  Submission of Matters to a Vote of Security Holders
                None

Item 5:  Other Information
                None

Item 6:  Exhibits and Reports on Form 8-K

         (a)   Exhibit  27 -  Financial  Data  Schedule  (for SEC use  only)

         (b) During the quarter ended March 31, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES
                                   ----------

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


Date:  May 13, 1998