Form 10QSB
period 1998-09-30
IMMUNE RESPONSE INC
filed 1998-11-16
CIK 824174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended SEPTEMBER 30, 1998


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


Number of shares of common stock outstanding at November 9, 1998: 2,949,700

                              IMMUNE RESPONSE, INC.


Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1997.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 1998
                                   (Unaudited)





ASSETS
Current assets
    Cash and cash equivalents ................................        $   9,722
    Investment - available for sale securities
         (cost of $3,958) ....................................            5,119
                                                                      ---------

                                                                      $  14,841
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable - related entity ........................        $   3,730
    Accounts payable - directors .............................              800
    Interest payable - related entity ........................           22,453
                                                                      ---------
                                                                         26,983

Stockholders' equity (deficit)
    Common stock, $.0001 par value; 25,000,000
       shares authorized; 3,124,700 shares
       issued; 2,949,700 shares outstanding ..................              312
    Additional paid-in capital ...............................          908,841
    Accumulated other comprehensive income ...................            1,161
    Deficit accumulated during the
       development stage .....................................         (922,456)
    Less:  treasury stock, at cost
       (175,000 shares) ......................................             --
                                                                      ---------

                                                                        (12,142)
                                                                      ---------
                                                                      $  14,841
                                                                      =========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
           Statements of Income (Loss) and Comprehensive Income (Loss)
                                   (Unaudited)

                                                                                          FOR THE
                                       FOR THE                       FOR THE               PERIOD
                                        THREE                          NINE                 FROM
                                        MONTHS                        MONTHS              INCEPTION
                                        ENDED                         ENDED                (MAY 14,
                                      SEPTEMBER 30,                SEPTEMBER 30,           1984) TO
                                   1998           1997           1998         1997       SEPT. 30, 1998
                                   ----           ----           ----         ----       --------------
Revenue
   Interest income ........   $        90    $       423    $       330    $     2,566    $   125,599
   Laboratory test income .                                                                    50,187
   Revenue from sale of
      marketing rights to
      related entity ......                                                                     7,004
   Miscellaneous income ...            13            154             13            154         12,710
   Gain on sale of stock ..                                                                   192,189
   Debt forgiveness income                                                                     35,147
                              -----------    -----------    -----------    -----------    -----------
                                      103            577            343          2,720        422,836
Expenses
   Write-off of deferred
      warrant registration
      costs ...............                                                                    29,422
   Loss on sale of
      laboratory ..........                                                                    74,710
   Realized loss on
      investment ..........                                                                   178,668
   Laboratory supplies ....                                                                    55,244
   Consulting fees to
      related entities ....                                                                    37,500
   Interest ...............                                                      1,079        138,306
   Abandoned license
      agreement costs .....                                                                    50,000
   Research and development                                                                    28,680
   Rent ...................                                                                    79,232
   Services for stock .....                                                                     7,597
   Salary .................                                                                   275,287
   Depreciation and
      amortization ........                                                                    34,848
   Bad debt expense .......                          159                           475         17,971
   General and
      administrative ......         1,995          1,913          7,301         19,630        337,827
                              -----------    -----------    -----------    -----------    -----------
                                    1,995          2,072          7,301         21,184      1,345,292
                              -----------    -----------    -----------    -----------    -----------

   Net income (loss)
   before income taxes ....        (1,892)        (1,495)        (6,958)       (18,464)      (922,456)

Income tax provision:
   Current (provision) ....                                                                   (12,962)
   Utilization of net
      operating loss
      carryforward ........                                                                    12,962
                              -----------    -----------    -----------    -----------    -----------
   Net income (loss) ......        (1,892)        (1,495)        (6,958)       (18,464)      (922,456)

                                                                     (Continued)

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
           Statements of Income (Loss) and Comprehensive Income (Loss)
                                    (Page 2)
                                   (Unaudited)

                                                                                          FOR THE
                                       FOR THE                       FOR THE               PERIOD
                                        THREE                          NINE                 FROM
                                        MONTHS                        MONTHS              INCEPTION
                                        ENDED                         ENDED                (MAY 14,
                                      SEPTEMBER 30,                SEPTEMBER 30,           1984) TO
                                   1998           1997           1998         1997       SEPT. 30, 1998
                                   ----           ----           ----         ----       --------------
Other comprehensive income,
  net of tax:
      Unrealized gains
      (losses) on securities:
       Unrealized holding
        gains (losses)
        arising during
        period ............        (2,326)         3,908         (2,978)         2,605          1,161
                              -----------    -----------    -----------    -----------    -----------
       Other comprehen-
        sive income .......        (2,326)         3,908         (2,978)         2,605          1,161
                              -----------    -----------    -----------    -----------    -----------

Comprehensive income
   (loss) .................   $    (4,218)   $     2,413    $    (9,936)   $   (15,859)   $  (921,295)
                              ===========    ===========    ===========    ===========    ===========

Net income (loss)
   per common share .......   $     (--)     $     (--)     $     (--)     $      (.01)   $      (.37)
                              ===========    ===========    ===========    ===========    ===========

Weighted average
   number of
   common shares ..........     2,949,700      2,949,700      2,949,700      2,949,700      2,480,661
                              ===========    ===========    ===========    ===========    ===========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                           FOR THE
                                                                            PERIOD
                                                                             FROM
                                                                           INCEPTION
                                                 FOR THE NINE MONTHS        (MAY 14,
                                                 ENDED SEPTEMBER 30,        1984) TO
                                                 1998           1997     SEPT. 30, 1998
                                                 ----           ----     --------------
Cash flows from operating activities:
    Net (loss) ..........................   $    (6,958)   $   (18,464)   $  (922,456)
      Adjustments to reconcile net income
        (loss) to net cash provided
        by operating activities:
      Depreciation ......................          --             --           34,848
      Abandoned license agreement costs .          --             --           50,000
      Services for stock ................          --             --            7,597
      Bad debt expense ..................          --             --           10,887
      Realized net gain on investments ..          --             --          (13,519)
      Write-off of deferred warrant
        registration costs ..............          --             --           29,422
      Changes in assets and liabilities:
      (Increase) in notes receivable ....          --             --         (287,102)
     (Increase) in interest receivable ..          --             (475)        (5,294)
      Increase in accounts payable
        to related entity ...............           503            284          3,730
      Increase (decrease) in accounts
        payable to directors ............          --             (400)          --
     (Decrease) in accrued salary
       to officer .......................          --          (11,250)          --
      Increase in interest payable to
        related entity ..................          --          (21,821)        22,453
      Increase (decrease) in accounts
        payable to others ...............          (448)           236           --
     Increase in accounts payable -
       directors ........................           800           --              800
                                            -----------    -----------    -----------

      Net cash (used) by
         operating activities ...........        (6,103)       (51,890)    (1,068,634)
                                            -----------    -----------    -----------

Cash flows from investing activities:
    Proceeds from sale of
      investment in MacGregor ...........          --             --          298,070
    Purchase of certificate of deposit ..          --             --          (75,278)
    Redemption of certificates of deposit          --             --           75,278
    Capital expenditures ................          --             --          (92,094)
    Disposal of laboratory assets .......          --             --           57,246
    Purchase of license agreement .......          --             --          (50,000)
    Acquisition of investment -
         related entity .................          --             --           (7,000)
                                            -----------    -----------    -----------
      Net cash provided by
         investing activities ...........          --             --          206,222
                                            -----------    -----------    -----------

                                                                     (Continued)

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                        Statements of Cash Flows (Page 2)
                                   (Unaudited)

                                                                           FOR THE
                                                                            PERIOD
                                                                             FROM
                                                                           INCEPTION
                                                 FOR THE NINE MONTHS        (MAY 14,
                                                 ENDED SEPTEMBER 30,        1984) TO
                                                 1998           1997     SEPT. 30, 1998
                                                 ----           ----     --------------
Cash flows from financing activities:
    Proceeds from issuance of note
      payable to bank ...................   $      --      $      --      $    50,000
    Proceeds from issuance of notes
      payable to related entities
      and others ........................          --             --          144,964
    Payments to retire notes payable
      to bank ...........................          --             --          (50,000)
    Payments to retire notes payable
      to others .........................          --             --          (68,864)
    Payments to retire notes payable
      to related entity .................          --          (76,100)       (76,100)
    (Increase) in deferred warrant
      registration costs ................          --             --          (29,422)
    Proceeds from issuance of common
      stock .............................          --             --          901,556
                                            -----------    -----------    -----------
      Net cash provided  (used) by
         financing activities ...........          --          (76,100)       872,134
                                            -----------    -----------    -----------

Net increase (decrease) in cash and
    cash equivalents ....................        (6,103)      (127,990)         9,722

Cash and cash equivalents at
    beginning of period .................        15,825        146,004           --
                                            -----------    -----------    -----------
Cash and cash equivalents at
    end of period .......................   $     9,722    $    18,014    $     9,722
                                            ===========    ===========    ===========

Supplemental cash flow information:
    Interest received ...................   $       330    $     1,510    $    80,878
                                            ===========    ===========    ===========
    Interest paid .......................   $      --      $    22,900    $    76,731
                                            ===========    ===========    ===========

Non-cash financing activities:
    Common stock issued for services ....   $      --      $      --      $     7,605
                                            ===========    ===========    ===========
    Investment in common stock of
      related entity received in
      exchange for marketing rights .....   $      --      $      --      $     7,000
                                            ===========    ===========    ===========
    Exchange of note receivable for
      investment in SAC .................   $      --      $      --      $   281,506
                                            ===========    ===========    ===========

                              IMMUNE RESPONSE, INC.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS
     The Company experienced a net loss from operations of $6,958 for the nine months ended September 30, 1998 which relates principally to its small amount of interest and miscellaneous income of $343 during the nine months ended September 30, 1998 not being sufficient to cover its minimum basic operating expenses. The Company expects this trend to continue for the balance of 1998 as management continues to investigate potential business mergers and/or acquisitions. This net operating loss of $(6,958) compares to a loss of $(18,464) for the nine months ended September 30, 1997. During the nine months ended September 30, 1997 the Company experienced higher postage and printing costs relative to proxies and annual meeting costs, and also higher directors' fees,

PART II.        OTHER INFORMATION

Item 1:         Legal Proceedings
                None

Item 2:         Changes in Securities
                None

Item 3:         Defaults upon Senior Securities
                None

Item 4:         Submission of Matters to a Vote of Security Holders
                None

Item 5:         Other Information
                None

Item 6:         Exhibits and Reports on Form 8-K
                (a) Exhibit 27 - Financial  Data Schedule (for SEC use only)
                (b) During the quarter ended September 30, 1998, the Company filed no reports on Form 8-K.

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


Date:  November 13, 1998