Form 10KSB
period 1998-12-31
IMMUNE RESPONSE INC
filed 1999-06-07
CIK 824174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
================================================================================
         |X| ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: DECEMBER 31, 1998

         | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For  transition  period from ______ to ______
================================================================================
                       Commission File Number: 33-17922-C

                              IMMUNE RESPONSE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

COLORADO                                                              84-0950197
-------------------------------                                       ----------
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

Issuer's revenues for its most recent fiscal year:   $421

The aggregate market value of the voting stock held by non-affiliates of the Registrant is not applicable as the Registrant's securities which were previously listed in the National Quotation Bureau "Pink Sheets" stopped being listed as of January 1992 and therefore the Registrant is unable to provide an aggregate market value for its securities.

The issuer had 2,949,700 shares of common stock outstanding as of May 17, 1999.

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

         While the Registrant established and operated the Clinical Testing and Research Division until May 1991, the Board of Directors, following an analysis of the results of the Division's operations, determined that the operations were not commercially viable and that it was highly unlikely the Division would ever be profitable. Accordingly, on May 10, 1991, the Registrant entered into an Asset Purchase Agreement with Infinity Laboratories, Inc. ("Infinity") pursuant to which it sold to Infinity all of the Registrant's assets relating to its laboratory services. This sale was approved by the Registrant's stockholders at a Special Meeting of Shareholders held on June 3, 1991. The Registrant suspended its biomedical activities following this transaction and has been essentially inactive since such time except for evaluating alternative business opportunities.

         On January 8, 1996, the Registrant announced that it had executed an agreement to merge with Ocurest Laboratories, Inc. ("Ocurest") of Palm Beach Gardens, Florida. Concurrent with executing the merger agreement, the Registrant made a secured loan to Ocurest in the amount of $125,000. On February 23, 1996, the Registrant announced the mutual termination of its merger agreement. As part of the mutual termination agreement, Ocurest repaid the aforementioned loan with interest. In addition, Ocurest agreed to pay the Registrant a fee of $10,000, with interest, upon the successful completion of its planned initial public offering which fee was paid during the fourth quarter of 1996.

         On February 10, 1997 at an Annual Meeting of Stockholders, the Registrant's shareholders approved a one for one hundred (1 for 100) reverse stock split whereby every one hundred shares of the Registrant's $.000l par value common stock were converted to one share of $.000l par value common stock and approved a reduction in the number of authorized shares from 950,000,000 to 25,000,000 effective March 3, 1997. As a result, the Registrant's issued shares were decreased from 312,470,000 to 3,124,700 and outstanding shares decreased from 294,970,000 to 2,949,700.

         (2)(3) During the year ended December 31, 1998, the Registrant has not been involved in any bankruptcy, receivership or similar proceedings; has not undergone material reclassification, merger or consolidation; has not acquired or disposed of any material amount of assets otherwise than in the ordinary course of business; and has not experienced any material change in its mode of conducting business.

(b) Business of Issuer

         (1)(2)(3) The Registrant is currently an inactive company which is evaluating alternative business opportunities. The Registrant's only non-cash asset is certain shares of the common stock of IntraNet Solutions, Inc. IntraNet provides integrated solutions for the management and distribution of business critical information contained in documents using proprietary and standard internet technologies through web based internet software, electronic document management and on-demand printing. Following the merger and a subsequent 4 for 1 reverse-split declared by IntraNet on October 15, 1996, the Registrant owns 1,489 shares of IntraNet common stock.

         In each of the past several years, the Registrant has evaluated several business opportunities which included preliminary investigation and due diligence. Following the initial review it was determined that none of the opportunities fit the Registrant's criteria for a viable merger or acquisition partner. While the Registrant is not limiting its search for business opportunities to one industry group or sector, the Registrant's management believes that a viable merger or acquisition candidate should provide the possibility for short and long term stockholder value by providing the opportunity for a liquid market for the Registrant's common stock. The Registrant is presently seeking a candidate with a product or service, which may be in the development stage, that is proprietary and which possesses the possibility for both a short-term liquid market for the Registrant's common stock as well as long-term maximization of stockholder value.

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

         (12) The Registrant's executive officers are the Company's only two employees and serve on an as needed basis. The Registrant currently has no full-time employees.


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

(c) Description of Real Estate and Operating Data

         The Registrant does not own real property, the book value of which amounts to ten percent or more of the total assets of the Registrant.


ITEM 3. LEGAL PROCEEDINGS

         The  Registrant   currently  is  not  a  party  to  any  pending  legal
proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Registrant did not submit any matters to a vote of its security holders during the fourth quarter ended December 31, 1998.

                                     PART II
                                     -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

         The Registrant's Units, Common Stock and Warrants have been traded as Units on the over-the-counter market since July, 1988. Trading in the Registrant's securities was reported by the National Quotation Services "Pink Sheets" until January 1992 when the Registrant's securities ceased being listed. As a result, there has been no known trading in the Registrant's Units, Common Stock or Warrants for the years 1997 or 1998.

(b) Holders

         The number of record holders of the Registrant's Common Stock as of May 17, 1999, was approximately 600 according to the Registrant's transfer agent. This figure excludes an indeterminate number of stockholders whose shares are held in "street" or "nominee" name.

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

(a) Plan of Operation

         Although the Registrant has virtually no operating overhead costs as a result of its current inactive status, certain funds are necessary for payment of legal and accounting costs related to keeping the Registrant current with its regulatory filings as well as certain minimal general and administrative expenses. In previous years, the Registrant relied on loans from related entities in order to meet its operating expenses as described more fully in Part
III. Item 12, Certain Relationships and Related Transactions.

         With the sales of a majority of the Registrant's investment in IntraNet in previous years, as well as the 1,489 shares still available for sale, the Registrant has the capital necessary to fund its limited business activities for the near future as it continues the search for alternate business opportunities. While the Registrant currently does not expect the level and amount of its expenses will change significantly during 1999 as compared to 1998, should the Registrant identify and pursue a business opportunity, the Registrant can expect increased expenses resulting from legal and other costs. Such a change in the Registrant's business status as a result of identifying a business opportunity which the Registrant's Board of Directors feels would be beneficial for the Registrant and its stockholders may require securing additional financing the amount and source of which cannot presently be determined.

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

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

         Total revenue for the year ended December 31, 1998 was $421 as compared to $3,181 for 1997 a decrease of 87%. All of the revenue for 1997 was produced by interest income as was a majority during 1998. This income was earned from short-term investments on the Registrant's cash position which income is expected to decrease as the Registrant's cash position decreases. While the Registrant still holds 1,489 shares of IntraNet, no sales were made during 1998. Total expenses for 1998 were $9,068 as compared to $32,872 during 1997. Expenses decreased 72% in 1998 over 1997 as a result of decreased general and administrative expenses which are comprised almost exclusively of legal and accounting expense. The Registrant also booked no interest expense during 1998 as a result of the Registrant extinguishing all notes payable during 1997. The Registrant recorded a net loss for the year ended December 31, 1998 of $8,647 as compared to $29,691 for the year ended December 31, 1997.

         The gain on the sale of the IntraNet shares in previous years accounted for significant increases in the Registrant's profitability for those years. While the Registrant has an additional 1,489 IntraNet shares remaining for sale, once these shares are sold, the Registrant will have no significant assets other than its cash balances and currently has no other means from which to produce future income. As a result, the revenues and net loss produced in 1998 is expected to continue in 1999 in the absence of sales of the Registrant's IntraNet shares or a change in the Registrant's inactive business status.

         The Company's net worth at December 31, 1998 was a deficit of $11,691 compared to a deficit of $2,206 at the year ended December 31, 1997. The Registrant's net worth will continue to decrease in the absence of a significant level of revenues which will offset its minimal operating expenses.

         The financial results incurred during 1998 are indicative of what can be expected for 1999 should the Registrant continue as an inactive company. In the absence of the Registrant identifying and implementing alternative business opportunities, the Registrant will most likely incur further losses.

         As of December 31, 1998, the Registrant had made no other material commitments for capital expenditures.


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



                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

(a) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
                                                                  Length
                                                                  of
Name                   Age       Offices held                     Service
----                   ---       ------------                     -------
Joseph W. Hovorka      69        President, Treasurer,            Since 1987
                                 Principal Executive,
                                 Financial and Accounting
                                 Officer and Director

Thomas B. Olson        33        Secretary and Director           Since 1990

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

         THOMAS B. OLSON. Mr. Olson has been a Director since 1988 and has been Secretary of the Registrant since 1994. Since 1988, Mr. Olson has been Secretary of Equitex, Inc., a publicly held holding company which is a stockholder of the Registrant. Mr. Olson has attended Arizona State University and the University of Colorado at Denver. Mr. Olson devotes only such time as is necessary to the affairs of the Registrant.

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

ITEM 10. EXECUTIVE COMPENSATION

(a) General

         While Mr. Hovorka is to receive a salary of $18,000 per year, Mr. Hovorka has agreed to suspend payment or accrual of such salary during 1998, as well as each of the previous five years, until such time as the Registrant is a viable operating company as may be determined by the Registrant's Board of Directors. Mr. Olson currently receives no salary in his capacity as Secretary of the Registrant. Both Mr. Hovorka and Mr. Olson are eligible to receive $400 for each Board of Directors meeting they attend, however, Messrs. Hovorka and Olson suspended payment and accrual of such fees during 1998 until further notice (See also Item 10. (f) Compensation of Directors).

(b) Summary Compensation Table

         The following table sets forth information regarding compensation paid to the officers of the Registrant during the years ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation ($$)
                             ------------------------
(a)                         (b)                (c)
Name & Principal                             Salary
Position                    Year               ($)
---------                   ----             -------
Joseph W. Hovorka           1998             18,000 (1)
President, Treasurer
Principal Executive
Officer and Accounting
Officer

Joseph W. Hovorka           1997             18,000 (1)

Joseph W. Hovorka           1996             18,000 (1)
----------
(1) Although Mr. Hovorka is to receive a salary of $18,000 per year, Mr. Hovorka has agreed to suspend payment or accrual of such salary as noted in Item 10 (a) above.

(c) Option/SAR Grants Table

         The Registrant made no grants of stock options or SARs during the year ended December 31, 1998.

(d) Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

         The Registrant had no stock options or SARs outstanding during the year ended December 31, 1998.

(e) Long Term Incentive Plans -- Awards in Last Fiscal Year

         The Registrant has no long term incentive plans, and consequently had made no such awards.

(f) Compensation of Directors

         (1) Standard Arrangements

         Each member of the Registrant's Board of Directors, Messrs. Hovorka and Olson, are to receive $400 for each Board of Directors meeting attended either in person or by telephone. For the year ended December 1997, Messrs. Hovorka, Olson and a previous director each received $1,600 for the four meetings held. During 1998, Messrs. Hovorka and Olson each received $800 for two meetings held and agreed to suspend payment or accrual of any future fees until further notice. Each member of the Board of Directors also receives reimbursement for expenses incurred in attending the meetings.

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

(h) Report on Repricing of Options/SARs

         No options or SARs were repriced during the fiscal year ended December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information at May 17, 1999 as to the beneficial ownership of shares of the Registrant's common stock by each person who, to the knowledge of the Registrant at that date, was the beneficial owner of five percent or more of the outstanding shares of the class, each person who is a director or executive officer of the Registrant and all persons as a group who are executive officers and directors of the Registrant and as to the percentage of outstanding shares so held by them at May 17, 1999. All share amounts below reflect the one for one hundred (1 for 100) reverse stock split approved by the Registrant's stockholders effective March 3, 1997.

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

         In years prior to 1996, Equitex, Inc., a significant stockholder of the Registrant of which the Registrant's Secretary is also an officer, loaned to the Registrant a total of $76,100. These loans were due on demand and carried an interest rate of 10% per annum. During 1997, the entire principal balance of these loans was repaid by the Registrant leaving $22,453 in interest due as of December 31, 1998.

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

    1. Financial Statements and Supplementary Data

    Report of Independent Certified Public Accountants.......................F-1
    Balance Sheet at December 31, 1998.......................................F-2
    Statements of Changes in Stockholders' Equity for the
      period from inception (May 14, 1984) to December 31, 1984
      and for the years ended December 31, 1985 through
      December 31, 1998......................................................F-3
    Statements of Operations for the years ended December 31, 1998 and 1997 and the period from inception (May 14, 1984) to
      December 31, 1998.....................................................F-11
    Statements of Cash Flows for the years ended December 31, 1997 and 1997 and the period from inception (May 14, 1984)
      to December 31, 1998..................................................F-12
    Notes to Financial Statements...........................................F-14

    2. Financial Statement Schedules

             Not applicable

    3. Exhibits

    3.1  Articles of  Incorporation  (1)
    3.2  Bylaws (1)
   21.1  Subsidiaries (1)
--------
(1)Incorporated by reference from the like numbered exhibits filed with the Registrant's Registration Statement on Form S-l8, No.33-17922-C

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


Date:    June 3, 1999
                                       IMMUNE RESPONSE, INC.
                                       (Registrant)





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


Date: June 3, 1999                         /S/ JOSEPH W. HOVORKA
                                           ----------------------------------
                                           Joseph W. Hovorka, President,
                                           Treasurer and Director
                                           (Principal Executive, Financial,
                                           and Accounting Officer)




Date: June 3, 1999                         /S/ THOMAS B. OLSON
                                           ----------------------------------
                                           Thomas B. Olson, Secretary
                                           and Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Immune Response, Inc.

We have audited the accompanying balance sheet of Immune Response, Inc. (a development stage company) as of December 31, 1998 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1997 and for the period from inception (May 14, 1984) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immune Response, Inc. (a development stage company) at December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, and for the period from inception (May 14, 1984) to December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, the Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and has an accumulated deficit of ($924,145) at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       Davis & Co., CPAs, P.C.
                                       Certified Public Accountants
Englewood, Colorado
March 23, 1999

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1998






ASSETS
Current assets
    Cash and cash equivalents ..................................      $   9,195

    Investment - available for sale securities
         (cost of $3,958) ......................................          7,259
                                                                      ---------


                                                                      $  16,454


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable - related entity ..........................      $   3,742
    Accounts payable - other ...................................          1,950

    Interest payable - related entity ..........................         22,453
                                                                      ---------
                                                                         28,145


Stockholders' equity (deficit)
    Common stock, $.0001 par value; 25,000,000
       shares authorized; 3,124,700 shares
       issued; 2,949,700 shares outstanding ....................            312

    Additional paid-in capital .................................        908,841

    Unrealized gain on available for sale securities ...........          3,301
    Deficit accumulated during the
       development stage .......................................       (924,145)
       Less:  treasury stock, at cost
       (175,000 shares) ........................................           --
                                                                      ---------
                                                                        (11,691)


                                                                      $  16,454
                                                                      =========

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                      Statement of Changes in Stockholders'
                 Equity (Deficit) For the Period From Inception
                 (May 14, 1984) to December 31, 1984 and for the
             Years Ended December 31, 1985, 1986, 1987, 1988, 1989,
            1990, 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998

                                                                              ADDITIONAL
                                                      COMMON STOCK             PAID-IN
                                                  SHARES         AMOUNT        CAPITAL
                                               ------------   ------------   ------------
Shares of common stock issued to
    officers and directors during
    the formation of the Company
    in exchange for services valued
    at $.0001 per share ....................        900,000   $         90   $       --

Shares of common stock issued during
    the formation of the Company in
    exchange for cash of $.10 per
    share to unrelated individuals .........        140,000             14         13,986

Net loss for the period from inception
    (May 14, 1984) to Dec. 31, 1984
                                               ------------   ------------   ------------
Balance at December 31, 1984 ...............      1,040,000            104         13,986

Net loss for the year ended
    December 31, 1985
                                               ------------   ------------   ------------
Balance at December 31, 1985 ...............      1,040,000            104         13,986

Shares of common stock issued
    to unrelated individuals in
    December 1986 in exchange
    for cash of:
        $.05 per share .....................        140,000             14          6,986
        $.005 per share ....................         15,000              1             74

Net loss for the year ended
    December 31, 1986
                                               ------------   ------------   ------------
Balance at December 31, 1986 ...............      1,195,000            119         21,046

Shares of common stock issued
    to unrelated individuals in
    exchange for cash of:
        $.05 per share in:
           April 1987 ......................         20,000              2            998
           May 1987 ........................        100,000             10          4,990
           June 1987 .......................        100,000             10          4,990
        $.025 per share in:
           April 1987 ......................        100,000             10          2,490

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                              (A Development Stage
                 Company) Statement of Changes in Stockholders'
                         Equity (Deficit) (Page 2 of 8)
                 For the Period From Inception (May 14, 1984) to
                    December 31, 1984 and for the Years Ended
                   December 31, 1985, 1986, 1987, 1988, 1989,
             1990, 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998

                                                                DEFICIT         TOTAL
                                                   UN-           ACCUMU.        STOCK-
                                                 REALIZED      DURING THE      HOLDERS'
                                                  GAINS       DEVELOPMENT       EQUITY
                                                 (LOSSES)         STAGE       (DEFICIT)
                                               ------------   ------------   ------------
Shares of common stock issued to
    officers and directors during
    the formation of the Company
    in exchange for services valued
    at $.0001 per share ....................   $              $              $         90

Shares of common stock issued during
    the formation of the Company in
    exchange for cash of $.10 per
    share to unrelated individuals .........                                       14,000

Net loss for the period from inception
    (May 14, 1984) to Dec. 31, 1984 ........                       (11,185)       (11,185)
                                               ------------   ------------   ------------
Balance at December 31, 1984 ...............                       (11,185)         2,905

Net loss for the year ended
    December 31, 1985 ......................                       (64,398)       (64,398)
                                               ------------   ------------   ------------
Balance at December 31, 1985 ...............                       (75,583)       (61,493)

Shares of common stock issued
    to unrelated individuals in
    December 1986 in exchange
    for cash of:
        $.05 per share .....................                                        7,000
        $.005 per share ....................                                           75

Net loss for the year ended
    December 31, 1986 ......................                       (17,557)       (17,557)
                                               ------------   ------------   ------------
Balance at December 31, 1986 ...............                       (93,140)       (71,975)

Shares of common stock issued
    to unrelated individuals
    in exchange for cash of:
        $.05 per share in:
           April 1987 ......................                                        1,000
           May 1987 ........................                                        5,000
           June 1987 .......................                                        5,000
        $.025 per share in:
           April 1987 ......................                                        2,500

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                      Statement of Changes in Stockholders'
                 Equity (Deficit) For the Period From Inception
                 (May 14, 1984) to December 31, 1984 and for the
             Years Ended December 31, 1985, 1986, 1987, 1988, 1989,
            1990, 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998

                                                                              ADDITIONAL
                                                      COMMON STOCK             PAID-IN
                                                  SHARES         AMOUNT        CAPITAL
                                               ------------   ------------   ------------
Shares of common stock issued
    in August 1987 in exchange
    for cash of $.05 per share to:
        Related parties ....................        275,000             28         13,722
        Others .............................        160,000             16          7,984

Shares of common stock issued in
    August 1987 to an officer
    and director in exchange
    for services valued at $.05
    per share ..............................        150,000             15   $      7,485

Net loss for the year ended
    December 31, 1987
                                               ------------   ------------   ------------
Balance at December 31, 1987 ...............      2,100,000            210         63,705

Shares of common stock issued in
    July 1988, pursuant to a public
    offering, for cash of $1 per
    share, net of costs of $199,761 ........        900,000             90        700,149

Shares of common stock issued to
    underwriter in July 1988,
    pursuant to public offering for
    cash of $.0001 per share ...............         28,800              3           --

Shares of common stock issued in
    October 1988, pursuant to
    exercise of Class B warrants,
    for cash of $2 per share ...............          3,000              1          5,999

Shares of common stock issued in
    October and November 1988,
    pursuant to exercise of Class A
    warrants, for cash of $1.50
    per share, net of costs of $100 ........         54,700              5         81,945

Net loss for the year ended
    December 31, 1988
                                               ------------   ------------   ------------
Balance at December 31, 1988 ...............      3,086,500            309        851,798

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                              (A Development Stage
                 Company) Statement of Changes in Stockholders'
                         Equity (Deficit) (Page 2 of 8)
                 For the Period From Inception (May 14, 1984) to
                    December 31, 1984 and for the Years Ended
                   December 31, 1985, 1986, 1987, 1988, 1989,
             1990, 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998

                                                                DEFICIT         TOTAL
                                                   UN-           ACCUMU.        STOCK-
                                                 REALIZED      DURING THE      HOLDERS'
                                                  GAINS       DEVELOPMENT       EQUITY
                                                 (LOSSES)         STAGE       (DEFICIT)
                                               ------------   ------------   ------------
Shares of common stock issued
    in August 1987, in exchange
    for cash of $.05 per share to:
        Related parties ....................   $              $              $     13,750
        Others .............................                                        8,000

Shares of common stock issued
   in August 1987 to an officer
   and director in exchange for
   services valued at $.05 per share .......                                        7,500

Net loss for the year ended
    December 31, 1987 ......................                       (41,815)       (41,815)
                                               ------------   ------------   ------------
Balance at December 31, 1987 ...............                      (134,955)       (71,040)

Shares of common stock issued in
    July 1988, pursuant to a public
    offering, for cash of $1 per share,
    net of costs of $199,761 ...............                                      700,239

Shares of common stock issued to
    underwriter in July 1988,
    pursuant to public offering for
    cash of $.0001 per share ...............                                            3

Shares of common stock issued in
    October 1988, pursuant to
    exercise of Class B warrants,
    for cash of $2 per share ...............                                        6,000

Shares of common stock issued in
    October and November 1988, pursuant
    to exercise of Class A warrants,
    for cash of $1.50 per share, net
    of costs of $100 .......................                                       81,950

Net loss for the year ended
    December 31, 1988 ......................                      (102,626)      (102,626)
                                               ------------   ------------   ------------
Balance at December 31, 1988 ...............                      (237,581)       614,526

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                      Statement of Changes in Stockholders'
                 Equity (Deficit) For the Period From Inception
                 (May 14, 1984) to December 31, 1984 and for the
             Years Ended December 31, 1985, 1986, 1987, 1988, 1989,
            1990, 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998

                                                                              ADDITIONAL
                                                      COMMON STOCK             PAID-IN
                                                  SHARES         AMOUNT        CAPITAL
                                               ------------   ------------   ------------
Shares of common  stock  issued
    in January 1989,  pursuant to
    the  exercise of 10,300 "A"
    warrants at $1.50 per share,
    net of costs of $184 ...................         10,300              1         15,265

Shares of common stock issued
    January 1989, pursuant to the
    exercise of 27,900 "A" warrants
    at $1.50 per share, net of
    costs of $70 ...........................         27,900              3         41,777

Net loss for the year ended
    December 31, 1989
                                               ------------   ------------   ------------
Balance at December 31, 1989 ...............      3,124,700            312        908,841

Net loss for the year ended
    December 31, 1990
                                               ------------   ------------   ------------
Balance at December 31, 1990 ...............      3,124,700            312        908,841

Shares received from employee
    as part of June 1991 sale
    of laboratory assets ...................       (175,000)

Shares placed in treasury in
    June 1991 ..............................        175,000

Net loss for the year ended
    December 31, 1991
                                               ------------   ------------   ------------
Balance at December 31, 1991 ...............      3,124,700            312        908,841

Net loss for the year ended
    December 31, 1992
                                               ------------   ------------   ------------
Balance at December 31, 1992 ...............      3,124,700            312        908,841

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                              (A Development Stage
                 Company) Statement of Changes in Stockholders'
                         Equity (Deficit) (Page 2 of 8)
                 For the Period From Inception (May 14, 1984) to
                    December 31, 1984 and for the Years Ended
                   December 31, 1985, 1986, 1987, 1988, 1989,
             1990, 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998

                                                                DEFICIT         TOTAL
                                                   UN-           ACCUMU.        STOCK-
                                                 REALIZED      DURING THE      HOLDERS'
                                                  GAINS       DEVELOPMENT       EQUITY
                                                 (LOSSES)         STAGE       (DEFICIT)
                                               ------------   ------------   ------------
Shares of common  stock  issued
    in January 1989, pursuant to
    the exercise of 10,300 "A"
    warrants at $1.50 per share,
    net of costs of $184 ...................   $              $                    15,266

Shares of common stock issued
    January 1989,  pursuant to the
    exercise of 27,900 "A" warrants
    at $1.50 per share, net of
    costs of $70 ...........................                                       41,780

Net loss for the year ended
    December 31, 1989 ......................                      (210,550)      (210,550)
                                               ------------   ------------   ------------
Balance at December 31, 1989 ...............                      (448,131)       461,022

Net loss for the year ended
    December 31, 1990 ......................                      (170,446)      (170,446)
                                               ------------   ------------   ------------
Balance at December 31, 1990 ...............                      (618,577)       290,576

Shares received from employee
    as part of June 1991 sale
    of laboratory assets

Shares placed in treasury in
    June 1991

Net loss for the year ended
    December 31, 1991 ......................                      (247,279)      (247,279)
                                               ------------   ------------   ------------
Balance at December 31, 1991 ...............                      (865,856)        43,297

Net loss for the year ended
    December 31, 1992 ......................                       (61,434)       (61,434)
                                               ------------   ------------   ------------
Balance at December 31, 1992 ...............                      (927,290)       (18,137)

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                      Statement of Changes in Stockholders'
                 Equity (Deficit) For the Period From Inception
                 (May 14, 1984) to December 31, 1984 and for the
             Years Ended December 31, 1985, 1986, 1987, 1988, 1989,
            1990, 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998

                                                                              ADDITIONAL
                                                      COMMON STOCK             PAID-IN
                                                  SHARES         AMOUNT        CAPITAL
                                               ------------   ------------   ------------
Net loss for the year ended
    December 31, 1993
                                               ------------   ------------   ------------
Balance at December 31, 1993 ...............      3,124,700   $        312   $    908,841

Net loss for the year ended
    December 31, 1994
                                               ------------   ------------   ------------
Balance at December 31, 1994 ...............      3,124,700            312        908,841

Unrealized gain on available for
    sale securities

Net income for the year ended
    December 31, 1995
                                               ------------   ------------   ------------
Balance at December 31, 1995 ...............      3,124,700            312        908,841

Unrealized gain on available
  for sale securities
Net income for the year ended
  December 31, 1996
                                               ------------   ------------   ------------
Balance at December 31, 1996 ...............      3,124,700            312        908,841

Unrealized gain (loss) on
    available for sale securities
Net loss for the year ended
    December 31, 1997

Balance at December 31, 1997 ...............      3,124,700            312        908,841

Unrealized gain (loss) on
    available for sale securities
Net loss for the year ended
    December 31, 1998

Balance at December 31, 1998 ...............      3,124,700   $        312   $    908,841
                                               ============   ============   ============

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                              (A Development Stage
                 Company) Statement of Changes in Stockholders'
                         Equity (Deficit) (Page 2 of 8)
                 For the Period From Inception (May 14, 1984) to
                    December 31, 1984 and for the Years Ended
                   December 31, 1985, 1986, 1987, 1988, 1989,
             1990, 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998

                                                                DEFICIT         TOTAL
                                                   UN-           ACCUMU.        STOCK-
                                                 REALIZED      DURING THE      HOLDERS'
                                                  GAINS       DEVELOPMENT       EQUITY
                                                 (LOSSES)         STAGE       (DEFICIT)
                                               ------------   ------------   ------------
Net loss for the year ended
    December 31, 1993 ......................                       (40,873)       (40,873)
                                               ------------   ------------   ------------
Balance at December 31, 1993 ...............                      (968,163)       (59,010)

Net loss for the year ended
    December 31, 1994 ......................                       (95,355)       (95,355)
                                               ------------   ------------   ------------
Balance at December 31, 1994 ...............                    (1,063,518)      (154,365)

Unrealized gain on available for
    sale securities ........................         48,260                        48,260

Net income for the year ended
    December 31, 1995 ......................                       106,277        106,277
                                               ------------   ------------   ------------
Balance at December 31, 1995 ...............         48,260       (957,242)           171

Unrealized gain on available for
  sale securities ..........................        (44,028)                      (44,028)
Net income for the year ended
  December 31, 1996 ........................                        71,435         71,435
                                               ------------   ------------   ------------
Balance at December 31, 1996 ...............          4,232       (885,807)        27,578

Unrealized gain (loss) on
    available for sale securities ..........            (93)                          (93)
Net loss for the year ended
    December 31, 1997 ......................        (29,691)       (29,691)
                                               ------------   ------------   ------------

Balance at December 31, 1997 ...............          4,139       (915,498)        (2,206)

Unrealized gain (loss) on
    available for sale securities ..........           (838)                         (838)
Net loss for the year ended
    December 31, 1998 ......................                        (8,647)        (8,647)
                                               ------------   ------------   ------------

Balance at December 31, 1998 ...............   $      3,301   $   (924,145)  $    (11,691)
                                               ============   ============   ============

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                          FOR THE
                                                                          PERIOD
                                                                           FROM
                                                                         INCEPTION
                                                 FOR THE YEARS            (MAY 14,
                                              ENDED DECEMBER 31,          1984) TO
                                              1998           1997       DEC. 31, 1998
                                              ----           ----       -------------
Revenue
    Interest income ...................   $       408    $     3,181    $   125,677
    Laboratory test income ............          --             --           50,187
    Revenue from sale of marketing
        rights to related entity ......          --             --            7,004
    Miscellaneous income ..............            13           --           12,710
    Gain on sale of stock .............          --             --          192,189
    Debt forgiveness income ...........          --             --           35,147
                                          -----------    -----------    -----------
                                                  421          3,181        422,914
Expenses
    Write-off of deferred warrant
        registration costs ............          --             --           29,422
    Loss on sale of laboratory ........          --             --           74,710
    Realized loss on investment .......          --             --          178,668
    Laboratory supplies ...............          --             --           55,244
    Consulting fees to related entities          --             --           37,500
    Interest ..........................          --            1,079        138,306
    Abandoned license agreement costs .          --             --           50,000
    Research and development ..........          --             --           28,680
    Rent ..............................          --             --           79,232
    Services for stock ................          --             --            7,597
    Salary ............................          --             --          275,287
    Depreciation and amortization .....          --             --           34,848
    Bad debt expense ..................          --            9,619         17,971
    General and administrative ........         9,068         22,174        339,684
                                          -----------    -----------    -----------
                                                9,068         32,872      1,347,059
                                          -----------    -----------    -----------

        Net income (loss) .............   $    (8,647)   $   (29,691)   $  (924,145)
                                          ===========    ===========    ===========

        Net income (loss) per
          common share                    $       (--)   $     ( .01)   $      (.38)
                                          ===========    ===========    ===========

Weighted average number of
    common shares                           2,949,700      2,949,700      2,458,912
                                          ===========    ===========    ===========

The accompanying notes are a part of this statement.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                          FOR THE
                                                                          PERIOD
                                                                           FROM
                                                                         INCEPTION
                                                 FOR THE YEARS            (MAY 14,
                                              ENDED DECEMBER 31,          1984) TO
                                              1998           1997       DEC. 31, 1998
                                              ----           ----       -------------
Cash flows from operating activities:
    Net income (loss) .................   $    (8,647)   $   (29,691)   $  (924,145)
    Adjustments to reconcile net income
        (loss) to net cash provided
        by operating activities:
    Depreciation ......................          --             --           34,848
    Abandoned license agreement costs .          --             --           50,000
    Services for stock ................          --             --            7,597
    Bad debt expense ..................          --            9,619         10,887
    Realized net gain on investments ..          --             --          (13,519)
    Write-off of deferred warrant
        registration costs ............          --             --           29,422
    Changes in assets and liabilities:
    (Increase) in notes
         receivable ...................          --             --         (287,102)
    (Increase) in interest
         receivable ...................          --           (1,268)          --
    Increase in accounts payable
        to related entity .............           515            284          3,742

    Increase (decrease) in accounts
         payable to directors .........          --             (400)          --
    Increase (decrease) accrued salary
         to officer ...................          --          (11,250)          --
    Increase (decrease) in interest
         payable to related entity ....          --          (21,821)        22,453
    Increase in accounts payable
         to others ....................         1,502            448          1,950
                                          -----------    -----------    -----------


    Net cash (used) by
         operating activities .........        (6,630)       (54,079)    (1,069,161)
                                          -----------    -----------    -----------

Cash flows from investing activities:
    Proceeds from sale of
         investment in MacGregor ......          --             --          298,070

    Purchase of certificate of deposit           --             --          (75,278)
    Redemption of certificates of deposit        --             --           75,278
    Capital expenditures ..............          --             --          (92,094)
    Disposal of laboratory assets .....          --             --           57,246
    Purchase of license agreement .....          --             --          (50,000)
    Acquisition of investment -
         related entity ...............          --             --           (7,000)
                                          -----------    -----------    -----------
    Net cash provided by
         investing activities .........          --             --          206,222
                                          -----------    -----------    -----------

The accompanying notes are a part of this statement.                 (Continued)

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                        Statements of Cash Flows (Page 2)

                                                                          FOR THE
                                                                          PERIOD
                                                                           FROM
                                                                         INCEPTION
                                                 FOR THE YEARS            (MAY 14,
                                              ENDED DECEMBER 31,          1984) TO
                                              1998           1997       DEC. 31, 1998
                                              ----           ----       -------------
Cash flows from financing activities:
    Proceeds from issuance of note
      payable to bank .................   $      --      $      --      $    50,000
    Proceeds from issuance of notes
      payable to related entity
      and others ......................          --             --          144,964
    Payments to retire notes payable
      to bank .........................          --          (50,000)
    Payments to retire notes payable
      to others .......................          --             --          (68,864)
    Payments to retire notes payable
      to related entity ...............          --          (76,100)       (76,100)
    (Increase) in deferred warrant
      registration costs ..............          --             --          (29,422)
    Proceeds from issuance of common
      stock ...........................          --             --          901,556
                                          -----------    -----------    -----------
      Net cash provided  (used) by
         financing activities .........          --          (76,100)       872,134
                                          -----------    -----------    -----------

Net (decrease) increase in cash
    and cash equivalents ..............        (6,630)      (130,179)         9,195

Cash and cash equivalents at
    beginning of period ...............        15,825        146,004
                                          -----------    -----------    -----------
Cash and cash equivalents at
    end of period .....................   $     9,195    $    15,825    $     9,195
                                          ===========    ===========    ===========

Supplemental cash flow information:
    Interest received .................   $       408    $     1,663    $   125,677
                                          ===========    ===========    ===========
    Interest paid .....................   $      --      $    21,821    $   138,306
                                          ===========    ===========    ===========

Non-cash financing activities:
    Common stock issued for services ..   $      --      $      --      $     7,605
                                          ===========    ===========    ===========
Investment in common stock of
  related entity received in
  exchange for marketing rights .......   $      --      $      --      $     7,000
                                          ===========    ===========    ===========
Exchange of note receivable for
  investment in SAC ...................   $      --      $      --      $   281,506
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

b.        INVESTMENTS
          Effective January 1, 1995, the Company adopted SFAS 115. Accordingly, the Company's investment in equity securities of IntraNet Solutions (formerly MacGregor Sports & Fitness) is classified as available- for-sale securities and is reported at fair value of $7,259 compared to historical cost of $3,958. The unrealized gain of $3,301 is reported as a separate component of stockholders' equity.

c.        SHARES ISSUED IN EXCHANGE FOR SERVICES
          The fair value of shares issued for services rendered to the Company in exchange for stock was determined by the officers and directors.

d.        INCOME TAXES
          The Company has made no provision for income taxes because of financial statement and tax losses. At December 31, 1998 the Company has net operating loss carryforwards for book and tax purposes available as follows:
  YEAR OF EXPIRATION                    BOOK                TAX
         1999                          $61,200             $61,200
         2000                           14,400              14,400
         2001                           19,720              17,600
         2002                           41,800              41,800
         2003                          102,500             102,500
         2004                          210,300             209,100
         2005                          169,700             175,700
         2006                          247,000             174,400
         2007                           61,000              20,500
         2008                           40,900              36,900
         2009                           95,000              14,000
         2010                          (106,277)            44,000
         2011                          (71,436)            (70,802)
         2012                           29,691              38,517

         2013                            8,647               8,647
                                       -------             -------
                                       $924,145            $888,462
                                       =======             =======

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

g.        RECLASSIFICATIONS
          Certain minor reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

h.        ESTIMATES
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

Note 2: INVESTMENT IN INTRANET SOLUTIONS (FORMERLY MACGREGOR SPORTS AND FITNESS, INC.)
          In January of 1994, the Company converted its Class B preferred stock of MacGregor Sports & Fitness into 133,904 shares of unrestricted common stock. This conversion was completed in April of 1994 resulting in the Company owning 167,360 unrestricted shares of MacGregor's common stock at December 31, 1994. During the fourth quarter of 1995, the Company sold 133,904 of the shares in the open market for $208,567. During January of 1996, the Company sold an additional 27,500 shares in the open market for $89,503 leaving 5,956 shares still owned by the Company.

          MacGregor successfully merged with Technical Publishing Solutions, Inc. on July 31, 1996 and the combined entity was renamed IntraNet Solutions. IntraNet provides integrated solutions to large corporations for the management and distribution of business critical information contained in documents using proprietary and standard internet technologies. In October 1996 IntraNet declared a 1-for-4 reverse stock split resulting in 1,489 shares still owned by the Company at December 31, 1997 and 1998.

Note 3:   SALE OF STOCK TO PUBLIC
          On July 5, 1988 the Company completed a sale of 900,000 units of its $.0001 par value common stock in a public offering. Net proceeds from the sale were $700,239 after deducting the Underwriter's commission of $90,000 and direct offering costs of $109,761.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 3:   SALE OF STOCK TO PUBLIC (CONTINUED)
          Each unit consisted of one share of the Company's common stock, one Class A common stock purchase warrant and one Class B common stock purchase warrant. One Class A unit warrant entitles the holder to purchase one share of common stock at $1.50 per share. One Class B unit warrant entitles the holder to purchase one share of common stock at $2.00 per share. The Class A and Class B warrants expired on December 16, 1995.

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

          On February 10, 1997 the Company's shareholders approved a 1-for-100 reverse split whereby every one hundred shares of the Company's $.0001 par value common stock were converted to one share of $.0001 par value common stock. The shareholders also approved a reduction in the number of authorized shares from 950,000,000 to 25,000,000 effective March 3, 1997. As a result, the Company's issued and outstanding shares at both December 31, 1997 and 1996, as restated, were 3,124,700 and 2,949,700, respectively. The financial statements herein have been adjusted to reflect the 1-for-100 reverse stock split back to the date of inception.

Note 4:   RELATED PARTY TRANSACTIONS
          During   1998  and  1997,   the   Company   paid  $1,600  and  $2,000,
respectively, to each of its two directors (1998) and three directors (1997) for their attendance in the meetings held in each year.

          During the year ended December 31, 1995 and to the present date, the Company has utilized approximately 150 square feet of office space from Equitex, Inc., a significant shareholder, on a rent free month-to-month basis.

Note 5:   CONTINGENCY
          The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and has an accumulated deficit of ($924,145) at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          The Company has no significant fixed commitments as of December 31, 1998 or the present date. Management believes that the remaining minimal cash flow requirements needed to pursue potential mergers or other business opportunities can be met through use of the Company's current cash balance and additional sales of IntraNet stock.