Form 10QSB
period 1999-06-30
IMMUNE RESPONSE INC
filed 1999-08-16
CIK 824174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended JUNE 30, 1999


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________

                           Commission File No. 1-11996

                              IMMUNE RESPONSE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



Colorado                                                              84-0950197
-------------------------------                              -------------------
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


7315 East Peakview Avenue
Englewood, Colorado                                                        80111
-------------------                                                   ----------
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


Number of shares of common stock outstanding at August 11, 1999: 2,949,700

                              IMMUNE RESPONSE, INC.


Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


     The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1998.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 1999
                                   (Unaudited)





ASSETS
Current assets
    Cash and cash equivalents ................................        $   5,568
    Investment - available for sale securities
         (cost of $3,958) ....................................           12,190
                                                                      ---------

                                                                      $  17,758
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable - related entity ........................        $   3,742
    Accounts payable - directors .............................            3,200
    Interest payable - related entity ........................           22,453
                                                                      ---------
                                                                         29,395

Stockholders' equity (deficit)
    Common stock, $.0001 par value; 25,000,000
       shares authorized; 3,124,700 shares
       issued; 2,949,700 shares outstanding ..................              312
    Additional paid-in capital ...............................          908,841
    Accumulated other comprehensive income ...................            8,232
    Deficit accumulated during the
       development stage .....................................         (929,022)
    Less:  treasury stock, at cost
       (175,000 shares) ......................................             --
                                                                      ---------
                                                                        (11,637)
                                                                      ---------
                                                                        $17,758
                                                                      =========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
           Statements of Income (Loss) and Comprehensive Income (Loss)
                                   (Unaudited)


                                           FOR THE                     FOR THE                  PERIOD
                                            THREE                        SIX                     FROM
                                           MONTHS                       MONTHS                 INCEPTION
                                            ENDED                        ENDED                 (MAY 14,
                                           JUNE 30,                     JUNE 30,               1984) TO
                                      1999          1998           1999           1998       JUNE 30, 1999
                                      ----          ----           ----           ----       -------------
Revenue
   Interest income ............   $        60    $       107    $       131    $       240    $   125,808
   Laboratory test income .....          --             --             --             --           50,187
   Revenue from sale of
      marketing rights to
      related entity ..........          --             --             --             --            7,004
   Miscellaneous income .......          --             --             --             --           12,710
   Gain on sale of stock ......          --             --             --             --          192,189
   Debt forgiveness income ....          --             --             --             --           35,147
                                  -----------    -----------    -----------    -----------    -----------
                                           60            107            131            240        423,045
Expenses
   Write-off of deferred
      warrant registration
      costs ...................          --             --             --             --           29,422
   Loss on sale of
      laboratory ..............          --             --             --             --           74,710
   Realized loss on
      investment ..............          --             --             --             --          178,668
   Laboratory supplies ........          --             --             --             --           55,244
   Consulting fees to
      related entities ........          --             --             --             --           37,500
   Interest ...................          --             --             --             --          138,306
   Abandoned license
      agreement costs .........          --             --             --             --           50,000
   Research and development ...          --             --             --             --           28,680
   Rent .......................          --             --             --             --           79,232
   Services for stock .........          --             --             --             --            7,597
   Salary .....................          --             --             --             --          275,287
   Depreciation and
      amortization ............          --             --             --             --           34,848
   Bad debt expense ...........          --             --             --             --           17,971
   General and
      administrative ..........         3,894          1,726          5,008          5,306        344,602
                                  -----------    -----------    -----------    -----------    -----------
                                        3,894          1,726          5,008          5,306      1,352,067
                                  -----------    -----------    -----------    -----------    -----------

   Net (loss) .................        (3,834)        (1,619)        (4,877)        (5,066)      (929,022)

Other comprehensive income,
   net of tax:
      Unrealized gains (losses)
       on securities:
         Unrealized holding
         gains (losses) arising
         during period ........           464         (1,955)         4,931           (652)         8,232
                                  -----------    -----------    -----------    -----------    -----------
      Other comprehensive
      income ..................           464         (1,955)         4,931           (652)         8,232
                                  -----------    -----------    -----------    -----------    -----------

                                       F-3                           (Continued)

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
           Statements of Income (Loss) and Comprehensive Income (Loss)
                                   (Unaudited)
                                    (Page 2)

                                           FOR THE                     FOR THE                  PERIOD
                                            THREE                        SIX                     FROM
                                           MONTHS                       MONTHS                 INCEPTION
                                            ENDED                        ENDED                 (MAY 14,
                                           JUNE 30,                     JUNE 30,               1984) TO
                                      1999          1998           1999           1998       JUNE 30, 1999
                                      ----          ----           ----           ----       -------------
Comprehensive income
   (loss) .....................   $    (3,370)   $    (3,574)   $        54    $    (5,718)   $  (920,790)
                                  ===========    ===========    ===========    ===========    ===========

Net income (loss) per
   common share ...............   $       (--)   $       (--)   $        --    $       (--)   $      (.37)
                                  ===========    ===========    ===========    ===========    ===========

Weighted average number
   of common shares ...........     2,949,700      2,949,700      2,949,700      2,949,700      2,503,983
                                  ===========    ===========    ===========    ===========    ===========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     FOR THE
                                                                                   PERIOD FROM
                                                                                    INCEPTION
                                                         FOR THE SIX MONTHS          (MAY 14,
                                                           ENDED JUNE 30,            1984) TO
                                                         1999           1998      JUNE 30, 1999
                                                        ------         ------     -------------
Cash flows from operating activities:
    Net (loss) ...................................   $    (4,877)   $    (5,066)   $  (929,022)
      Adjustments to reconcile net income
        (loss) to net cash provided
        by operating activities:
      Depreciation ...............................          --             --           34,848
      Abandoned license agreement costs ..........          --             --           50,000
      Services for stock .........................          --             --            7,597
      Bad debt expense ...........................          --             --           10,887
      Realized net gain on investments ...........          --             --          (13,519)
      Write-off of deferred warrant
        registration costs .......................          --             --           29,422
      Changes in assets and liabilities:
      (Increase) in notes receivable .............          --             --         (287,102)
     (Increase) in interest receivable ...........          --             --           (5,294)
      Increase in accounts payable
        to related entity ........................          --              399          3,742
      Increase (decrease) in accounts
        payable to directors .....................         1,600           --            3,200
      Increase in interest payable to
        related entity ...........................          --             --           22,453
      Increase (decrease) in accounts
        payable to others ........................          (350)          (398)          --
                                                     -----------    -----------    -----------

      Net cash (used) by
         operating activities ....................        (3,627)        (5,065)    (1,072,788)
                                                     -----------    -----------    -----------

Cash flows from investing activities:
    Proceeds from sale of
      investment in MacGregor ....................          --             --          298,070
    Purchase of certificate of deposit ...........          --             --          (75,278)
    Redemption of certificates of deposit ........          --             --           75,278
    Capital expenditures .........................          --             --          (92,094)
    Disposal of laboratory assets ................          --             --           57,246
    Purchase of license agreement ................          --             --          (50,000)
    Acquisition of investment -
         related entity ..........................          --             --           (7,000)
                                                     -----------    -----------    -----------
      Net cash provided by
         investing activities ....................          --             --          206,222
                                                     -----------    -----------    -----------

                                       F-5                           (Continued

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                        Statements of Cash Flows (Page 2)
                                   (Unaudited)


                                                                                     FOR THE
                                                                                   PERIOD FROM
                                                                                    INCEPTION
                                                         FOR THE SIX MONTHS          (MAY 14,
                                                           ENDED JUNE 30,            1984) TO
                                                         1999           1998      JUNE 30, 1999
                                                        ------         ------     -------------
Cash flows from financing activities:
    Proceeds from issuance of note
      payable to bank ............................   $      --      $      --      $    50,000
    Proceeds from issuance of notes
      payable to related entities
      and others .................................          --             --          144,964
    Payments to retire notes payable
      to bank ....................................          --             --          (50,000)
    Payments to retire notes payable
      to others ..................................          --             --          (68,864)
    Payments to retire notes payable
      to related entity ..........................          --             --          (76,100)
    (Increase) in deferred warrant
      registration costs .........................          --             --          (29,422)
    Proceeds from issuance of common
      stock ......................................          --             --          901,556
                                                     -----------    -----------    -----------
      Net cash provided  (used) by
         financing activities ....................          --             --          872,134
                                                     -----------    -----------    -----------

Net increase (decrease) in cash and
    cash equivalents .............................        (3,627)        (5,065)         5,568

Cash and cash equivalents at
    beginning of period ..........................         9,195         15,825           --
                                                     -----------    -----------    -----------
Cash and cash equivalents at
    end of period ................................   $     5,568    $    10,760    $     5,568
                                                     ===========    ===========    ===========

Supplemental cash flow information:
    Interest received ............................   $        71    $       240    $   125,808
                                                     ===========    ===========    ===========
    Interest paid ................................   $      --      $      --      $   138,306
                                                     ===========    ===========    ===========
Non-cash financing activities:
    Common stock issued for services .............   $      --      $      --      $     7,605
                                                     ===========    ===========    ===========
    Investment in common stock of
      related entity received in
      exchange for marketing rights ..............   $      --      $      --      $     7,000
                                                     ===========    ===========    ===========
    Exchange of note receivable for
      investment in SAC ..........................   $      --      $      --      $   281,506
                                                     ===========    ===========    ===========

                              IMMUNE RESPONSE, INC.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     LIQUIDITY,  CAPITAL  RESOURCES  AND  RESULTS OF  OPERATIONS

     The Company experienced a net loss from operations of $(3,834) for the three months ended June 30, 1999 which relates principally to its small amount of interest and miscellaneous income of $60 during the three months ended June 30, 1999 not being sufficient to cover its minimum basic operating expenses. The Company expects this trend to continue for the balance of 1999 as management continues to investigate potential business mergers and/or acquisitions. This net operating loss of $(3,834) compares to a loss of $(1,619) for the three months ended June 30, 1998. The Company incurred legal and accounting fees in the second quarter of 1999 whereas the comparable fees in 1998 were incurred in the first quarter of 1998. The net loss for the six months ended June 30, 1999 and 1998 was $(4,877) and $(5,066), respectively. The small decrease in the loss is due primarily to lower office supplies expense in 1999.

PART II.        OTHER INFORMATION

Item 1:         Legal Proceedings
                None

Item 2:         Changes in Securities
                None

Item 3:         Defaults upon Senior Securities
                None

Item 4:         Submission of Matters to a Vote of Security Holders
                None

Item 5:         Other Information
                None

Item 6:         Exhibits and Reports on Form 8-K
                (a) Exhibit 27 - Financial  Data Schedule (for SEC use only)
                (b) During the quarter ended June 30, 1999 the Company filed no reports on Form 8-K.

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


Date:  August 13, 1999