Form 10QSB
period 1999-09-30
IMMUNE RESPONSE INC
filed 1999-11-12
CIK 824174

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999


             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________to_________



                         Commission File No. 33-17922-C



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



                           7315 East Peakview Avenue
                            Englewood, Colorado 80111
               --------------------------------------------------
               (Address of principal executive offices)(Zip code)



                                 (303) 796-8139
               ---------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Number of shares of common stock outstanding at November 12, 1999: 2,949,700

                              IMMUNE RESPONSE, INC.

Part 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual 10-KSB Report (filed with the Securities and Exchange Commission) for the year ended December 31, 1998.

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 1999
                                   (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents ....................................        $   4,189
Investment - available for sale securities
           (cost of $3,958) ..................................           12,470
                                                                      ---------

                                                                      $  16,659
                                                                      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable .............................................        $   8,812
Accounts payable - related entity ............................            3,742
Accounts payable - directors .................................            4,000
Interest payable - related entity ............................           22,453
                                                                      ---------

    Total Liabilities (all current) ..........................           39,007
                                                                      ---------

Stockholders' deficit
Common stock, $.0001 par value; 25,000,000
shares authorized; 3,124,700 shares
issued; 2,949,700 shares outstanding .........................              312
Additional paid-in capital ...................................          908,841
Accumulated other comprehensive income .......................            8,513
Deficit accumulated during the
development stage ............................................         (940,014)
Less: treasury stock, at cost (175,000 shares)
                                                                      ---------

                                                                        (22,348)
                                                                      ---------

                                                                      $  16,659
                                                                      =========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                    Statements of Loss and Comprehensive Loss
                                   (Unaudited)

                                                                                                      PERIOD
                                                FOR THE                        FOR THE                FROM
                                                 THREE                          NINE               INCEPTION
                                                MONTHS                         MONTHS                (MAY 14,
                                                 ENDED                          ENDED                1984) TO
                                             SEPTEMBER 30,                  SEPTEMBER 30,          SEPTEMBER 30,
                                         1999            1998          1999            1998           1999
                                         ----            ----          ----            ----           ----
Revenue
Interest income ...................   $        42    $        90    $       173    $       330    $   125,850
Laboratory test income ............          --             --             --             --           50,187
Revenue from sale of marketing
rights to related entity ..........          --             --             --             --            7,004
Miscellaneous income ..............          --               13           --               13         12,710
Gain on sale of stock .............          --             --             --             --          192,189
Debt forgiveness income ...........          --             --             --             --           35,147
                                      -----------    -----------    -----------    -----------    -----------

                                               42            103            173            343        423,087
                                      -----------    -----------    -----------    -----------    -----------
Expenses
Write-off of deferred
warrant registration
costs .............................          --             --             --             --           29,422
Loss on sale of laboratory ........          --             --             --             --           74,710
Realized loss on investment .......          --             --             --             --          178,668
Laboratory supplies ...............          --             --             --             --           55,244
Consulting fees to related entities          --             --             --             --           37,500
Interest ..........................          --             --             --             --          138,306
Abandoned license
agreement costs ...................          --             --             --             --           50,000
Research and development ..........          --             --             --             --           28,680
Rent ..............................          --             --             --             --           79,232
Services for stock ................          --             --             --             --            7,597
Salary ............................          --             --             --             --          275,287
Depreciation and amortization .....          --             --             --             --           34,848
Bad debt expense ..................          --             --             --             --           17,971
General and
administrative ....................        11,033          1,995         16,040          7,301        355,635
                                      -----------    -----------    -----------    -----------    -----------

                                           11,033          1,995         16,040          7,301      1,363,100
                                      -----------    -----------    -----------    -----------    -----------

Net loss ..........................       (10,991)        (1,892)       (15,867)        (6,958)      (940,013)

Other  comprehensive  income
(loss) net of tax:
Unrealized  gains  (losses) on
securities:
     Unrealized holding gains
     (losses) arising
     during period ................           280         (2,326)         5,211         (2,978)         8,512
                                      -----------    -----------    -----------    -----------    -----------

Other comprehensive
income (loss) .....................           280         (2,326)         5,211         (2,978)         8,512
                                      -----------    -----------    -----------    -----------    -----------

                                                                     (Continued)

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                    Statements of Loss and Comprehensive Loss
                                   (Unaudited)
                                    (Page 2)

                                                                                                      PERIOD
                                                FOR THE                        FOR THE                FROM
                                                 THREE                          NINE                INCEPTION
                                                MONTHS                         MONTHS                (MAY 14,
                                                 ENDED                          ENDED                1984) TO
                                             SEPTEMBER 30,                  SEPTEMBER 30,          SEPTEMBER 30,
                                         1999            1998          1999            1998           1999
                                         ----            ----          ----            ----           ----
Comprehensive loss ................   $   (10,711)   $    (4,218)   $   (10,656)   $    (9,936)   $  (931,501)
                                      ===========    ===========    ===========    ===========    ===========

Net loss per
common share ......................   $     (--)     $     (--)     $      --      $     (--)     $      (.37)
                                      ===========    ===========    ===========    ===========    ===========

Weighted average number
of common shares ..................     2,949,700      2,949,700      2,949,700      2,949,700      2,511,251
                                      ===========    ===========    ===========    ===========    ===========

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        FOR THE
                                                                      PERIOD FROM
                                                                       INCEPTION
                                            FOR THE NINE MONTHS         (MAY 14,
                                            ENDED SEPTEMBER 30,         1984) TO
                                            1999           1998    SEPTEMBER 30, 1999
                                            ----           ----    ------------------
Cash flows from operating activities:
Net loss ............................   $   (15,867)   $    (6,958)   $  (940,013)
Adjustments to reconcile net income
          loss to net cash provided
          by operating activities:
Depreciation ........................          --             --           34,848
Abandoned license agreement costs ...          --             --           50,000
Services for stock ..................          --             --            7,597
Bad debt expense ....................          --             --           10,887
Realized net gain on investments ....          --             --          (13,519)
Write-off of deferred warrant
          registration costs ........          --             --           29,422
Changes in assets and liabilities:
(Increase) in notes receivable ......          --             --         (287,102)
(Increase) in interest receivable ...          --             --           (5,294)
Increase in accounts payable
          to related entity .........          --              503          3,742
Increase in accounts
          payable to directors ......        11,211            800         12,812
Increase in interest payable to
          related entity ............          --             --           22,453
(Decrease) in accounts
          payable to others .........          (350)          (448)          --
                                        -----------    -----------    -----------

Net cash used in operating activities        (5,006)        (6,103)    (1,074,167)
                                        -----------    -----------    -----------

Cash flows from investing activities:
Proceeds from sale of
investment in MacGregor .............          --             --          298,070
Purchase of certificate of deposit ..          --             --          (75,278)
Redemption of certificates of deposit          --             --           75,278
Capital expenditures ................          --             --          (92,094)
Disposal of laboratory assets .......          --             --           57,246
Purchase of license agreement .......          --             --          (50,000)
Acquisition of investment -
           related entity ...........          --             --           (7,000)
                                        -----------    -----------    -----------

Net cash provided by
           investing activities .....          --             --          206,222
                                        -----------    -----------    -----------

                                                                     (Continued)

                              IMMUNE RESPONSE, INC.
                          (A Development Stage Company)
                        Statements of Cash Flows (Page 2)
                                   (Unaudited)

                                                                        FOR THE
                                                                      PERIOD FROM
                                                                       INCEPTION
                                            FOR THE NINE MONTHS         (MAY 14,
                                            ENDED SEPTEMBER 30,         1984) TO
                                            1999           1998    SEPTEMBER 30, 1999
                                            ----           ----    ------------------
Cash flows from financing activities:
Proceeds from issuance of note
payable to bank .....................   $      --      $      --      $    50,000
Proceeds from issuance of notes
payable to related entities
and others ..........................          --             --          144,964
Payments to retire notes payable
to bank .............................          --             --          (50,000)
Payments to retire notes payable
to others ...........................          --             --          (68,864)
Payments to retire notes payable
to related entity ...................          --             --          (76,100)
(Increase) in deferred warrant
registration costs ..................          --             --          (29,422)
Proceeds from issuance of common
stock ...............................          --             --          901,556
                                        -----------    -----------    -----------

Net cash provided by
           financing activities .....          --             --          872,134
                                        -----------    -----------    -----------

Net increase (decrease) in cash and
cash equivalents ....................        (5,006)        (6,103)         4,189

Cash and cash equivalents at
beginning of period .................         9,195         15,825           --
                                        -----------    -----------    -----------

Cash and cash equivalents at
end of period .......................   $     4,189    $     9,722    $     4,189
                                        ===========    ===========    ===========

Supplemental cash flow information:
Interest received ...................   $       173    $       330    $   125,850
                                        ===========    ===========    ===========

Interest paid .......................   $      --      $      --      $   138,306
                                        ===========    ===========    ===========

Non-cash financing activities:
Common stock issued for services ....   $      --      $      --      $     7,605
                                        ===========    ===========    ===========

Investment in common stock of
related entity received in
exchange for marketing rights .......   $      --      $      --      $     7,000
                                        ===========    ===========    ===========

Exchange of note receivable for
investment in SAC ...................   $      --      $      --      $   281,506
                                        ===========    ===========    ===========

                              IMMUNE RESPONSE, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

       LIQUIDITY,  CAPITAL  RESOURCES  AND  RESULTS OF  OPERATIONS

       The Company experienced a net loss from operations of $(10,991) for the three months ended September 30, 1999 which relates principally to its small amount of interest and miscellaneous income of $42 during the three months ended September 30, 1999 not being sufficient to cover its minimum basic operating expenses. The Company expects this trend to continue for the balance of 1999 as management continues to investigate potential business mergers and/or acquisitions. This net operating loss of $(10,991) compares to a loss of $(1,892) for the three months ended September 30, 1998. The Company incurred legal and accounting fees in the third quarter of 1999 resulting in the increase in the loss. The net loss for the nine months ended September 30, 1999 and 1998 was $(15,867) and $(6,958), respectively. The increase in the loss is due primarily to higher legal and accounting expenses in 1999.

PART II.            OTHER INFORMATION

Item 1:             Legal Proceedings
                    None

Item 2:             Changes in Securities
                    None

Item 3:             Defaults upon Senior Securities
                    None

Item 4:             Submission of Matters to a Vote of Security Holders
                    None

Item 5:             Other Information
                    None

Item 6:             Exhibits and Reports on Form 8-K
                    (a) Exhibit 27 - Financial  Data Schedule (for SEC use only)
                    (b) During the quarter ended  September 30, 1999 the Company filed no reports on Form 8-K.

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

Date:  November 12, 1999