Form 10KSB40
period 1999-12-31
IMMUNE RESPONSE INC
filed 2000-03-30
CIK 824174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1999

                       Commission File Number: 33-17922-C

                              IMMUNE RESPONSE, INC.
                 (Name of small business issuer in its charter)

               COLORADO                                    84-0950197
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                            7001 POST ROAD, SUITE 100
                                DUBLIN, OH 43016
                    (Address of principal executive offices,
                               including zip code)

                                 (614) 336-2000
                           (Issuer's telephone number,
                              including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None


         The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for at least the past 90 days.

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The registrant had no revenues for the fiscal year ended December 31, 1999.

         The aggregate market value of the registrant's common equity held by non-affiliates of the registrant was approximately $15,165,012 on March 23, 2000.

         There were 7,497,500 shares of the Registrant's Common Stock outstanding on March 23, 2000.

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No[x]

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in "Description of Business - Business Risks and Management's Discussion and Analysis." The Company undertakes no obligation to publicly update or revise any forward-looking statements.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Immune Response, Inc. (the "Company") was incorporated in the State of Colorado on May 24, 1984 as Med-Mark Technologies, Inc. for the purpose of marketing medical products. When the Company was unable to obtain suitable products, it ceased operations and remained inactive from July 1985 until November 10, 1986, when it changed its name to Immune Response, Inc. From November 1986 until May 1991, the Company was a biomedical firm engaged in three levels of activity - clinical testing, clinical research, and basic research.

         While the Company established and operated the Clinical Testing and Research Division until May 1991, the Board of Directors, following an analysis of the results of the Division's operations, determined that the operations were not commercially viable and that it was highly unlikely the Division would ever be profitable. Accordingly, on May 10, 1991, the Company entered into an Asset Purchase Agreement with Infinity Laboratories, Inc. ("Infinity") pursuant to which it sold to Infinity all of the Company's assets relating to its laboratory services. This sale was approved by the Company's stockholders at a Special Meeting of Shareholders held on June 3, 1991. The Company suspended its biomedical activities following this transaction and was inactive except for evaluating alternative business opportunities.

         On January 8, 1996, the Company announced that it had executed an agreement to merge with Ocurest Laboratories, Inc. ("Ocurest") of Palm Beach Gardens, Florida. Concurrent with executing the merger agreement, the Company made a secured loan to Ocurest in the amount of $125,000. On February 23, 1996, the Company announced the mutual termination of its merger agreement. As part of the mutual termination agreement, Ocurest repaid the aforementioned loan with interest. In addition, Ocurest agreed to pay the Company a fee of $10,000, with interest, upon the successful completion of its planned initial public offering which fee was paid during the fourth quarter of 1996.

         On February 10, 1997 at an Annual Meeting of Stockholders, the Company's shareholders approved a one-for-one hundred (1 for 100) reverse stock split whereby every one hundred shares of the Company's $.0001 par value common stock were converted to one share of $.0001 par value common stock and approved a reduction in the number of authorized shares from 950,000,000 to 25,000,000 effective March 3, 1997. As a result, the Company's issued shares were decreased from 312,470,000 to 3,124,700 and outstanding shares decreased from 294,970,000 to 2,949,700.

RECENT DEVELOPMENTS

         On December 9, 1999, the Company, Opticon Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("Sub"), and Opticon Medical, Inc., an Iowa corporation ("Opticon"), entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), providing for the merger of Opticon with and into Sub (the "Merger").

         The Merger Agreement was approved by the Company, acting as sole shareholder of Sub. The shareholders of Opticon approved and adopted the Merger Agreement at a special meeting held on January 28, 2000. The Merger became effective February 25, 2000, when Sub filed Articles of Merger with the office of the Iowa Secretary of State and a Certificate of Merger with the office of the Delaware Secretary of State. Through the Certificate of Merger, Sub changed its name to Opticon Medical, Inc.

         At the Effective Date of the Merger, each outstanding share of Opticon's Common Stock, no par value, Series A Preferred Stock, no par value, and Series B Preferred Stock, no par value, totaling 4,482,906 shares (the "Opticon Stock") and held by approximately 88 shareholders, was converted into the right to receive 1.23 shares of common stock, $.0001 par value, of the Company (the "Company Common Stock"), so that, in the aggregate, the holders of Opticon Stock would, on the Effective Date, hold 80% of the outstanding Company Common Stock, on a fully diluted basis, and the then current shareholders of the Company would hold, in the aggregate, 20% of the outstanding Company Common Stock on a fully diluted basis. No fractional shares were issued. All fractional shares of Company Common Stock to which a holder of Opticon Stock would otherwise be entitled at the Effective Date were aggregated, and any fractional share resulting from such aggregation was rounded to the nearest whole. All shares issued pursuant to the Merger Agreement were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Act").

         No other consideration was provided in connection with the Merger. The merger consideration was determined based upon arms-length negotiations between the Company and Opticon.

         The Merger Agreement provided that the Company assume Opticon's rights and obligations under all of Opticon's outstanding options, warrants and other purchase rights. As a result, on the Effective Date, the right of any holder of an outstanding option, warrant, or other purchase right was converted into the right to receive the number of shares of Company Common Stock as would have been issued or delivered to the holder if it had exercised the warrant or option and received the shares of Opticon Stock upon such exercise immediately prior to the effectiveness of the Merger. At the Effective Date, there were outstanding an aggregate of 1,968,517 Opticon options and warrants.

         In connection with the Merger, on January 20, 2000, the Company's shareholders approved a one-for-three reverse stock split and authorized 1,000,000 shares of preferred stock and an increase in the authorized capital stock to 26,000,000 shares. As a result, prior to the Effective Date, the Company had a total of 1,983,526 shares of Company Common Stock issued and outstanding. In the Merger, 5,513,974 shares of Company Common Stock were issued in exchange for the outstanding shares of Opticon Stock, causing the Company to have a total of 7,497,500 shares of Company Common Stock issued and outstanding. If all of the Opticon options and warrants were to be exercised, approximately another 2,421,276 shares of Company Common Stock would be issued.

         Pursuant to the Merger Agreement, the directors of the Company in place prior to the Closing of the Merger tendered their resignations from the Board of Directors on the Effective Date and appointed such persons to the Board of Directors as were designated by Opticon. As a result, the officers and directors of Opticon in place prior to the Effective Date replaced the officers and directors of the Company and Sub (See Item 9 - "Directors, Executive Officers and Control Persons").

         Immediately following the Merger, the Company entered into Securities Purchase Agreements with certain investors (the "Investors") whereby the Company agreed to sell, and the Investors to purchase $3,000,000 in principal amount of 6% Redeemable Convertible Debentures ("Debentures"), and warrants to purchase 300,000 shares of Company Common Stock ("Warrants"), for an aggregate purchase price of $3,000,000. The Debentures were subsequently exchanged for 3,000 shares of the Company's Series A 6% Convertible Preferred Stock (the "Preferred Shares"). See "Market for Common Equity and Related Stockholder Matters."

         Because the Company was inactive prior to the Merger, and because as a result of the Merger the former shareholders of Opticon now hold a majority of the outstanding Company Common Stock, under generally accepted accounting principles as interpreted by the Securities and Exchange Commission, the Merger is treated as a "reverse merger" with the financial statements of Opticon becoming the financial statements of the Company. Consequently, discussion of the business, financial condition and results of operations of the Company for the fiscal year ended December 31, 1999, will relate primarily to Opticon, rather than to the Company prior to the Merger. Unless otherwise indicated, references to "Opticon" in the remainder of this Report are to Opticon Medical, Inc., a Delaware corporation and wholly-owned subsidiary of the Company.

BUSINESS OF THE COMPANY

Background

         Opticon Medical, Inc. (now a wholly-owned subsidiary of the Company) began in 1994 as an Iowa corporation formed to develop, manufacture, and market a series of innovative, proprietary, cost-effective, disposable devices designed to manage and control the symptoms of urinary incontinence ("UI") in adults. UI, the involuntary loss of urine, affects an estimated 18 million people in the United States, the vast majority of which are female. UI can be an intrusive, debilitating, and embarrassing condition that has a significant impact on a patient's quality of life. Opticon's founder, Fouad A. Salama, M.D., conceived, produced, and tested a series of devices which showed promise for treating individuals suffering from UI, and his efforts ultimately resulted in the OPTICON(TM) device and its associated patents, which form the basis of Opticon's business. Opticon has recently relocated to Dublin, Ohio, and is preparing to enter into the commercialization phase of business development.

         Opticon's initial product is the OPTICON(TM), a disposable, silicone, indwelling valved catheter designed to manage UI in females. Opticon has also developed the OPTICON(TM) Direct, a non-valved, continuous drainage device to be used in the same manner as a Foley catheter. Because of the greater innovation and distinct value of the OPTICON (valved) device, Opticon intends to market the OPTICON Direct on an opportunistic basis and only after the OPTICON has been introduced commercially. Opticon has developed prototypes of male versions of the devices as well. The Company believes that the OPTICON device represents a whole new modality in the management of UI, particularly for the moderate-to-severely incontinent patient who fails to be satisfied by wearing absorbent pads or adult diapers, or for whom specific surgical remedies or other treatments are not available. Additionally, early clinical trial experience has suggested that Opticon's technology will have applications within the short-term urinary management market as well. The OPTICON is more functional than urethral plugs or patches and more convenient than traditional Foley catheters. Individuals using the OPTICON will remain dry and odor free and better able to engage in normal life activities with reduced fear and embarrassment.

         Opticon expects to initially use a contract manufacturer to produce the OPTICON and is pursuing arrangements with various vendors for different phases of manufacturing, including tooling, component parts assembly, sterilization, and packaging. Opticon plans to market its products in the United States using multiple distribution channels, including a direct sales force and alliances with major health care companies. Opticon also expects to develop distribution relationships and corporate alliances for international distribution.

         To date, Opticon has had no sales, generated no revenues, and has operated as a "virtual corporation" by combining the contributions of a small number of direct full-time employees with the services of a host of third-party contractors. Opticon intends to apply working capital toward more fully establishing its directly employed infrastructure, completing its clinical trials for short-term use of the valved device, further progressing its product development projects, and establishing its initial market channels. Opticon will continue to outsource expertise in the legal and financial disciplines and expects to continue with contract manufacturing at least through the first two years of market experience.

Market and Competitive Business Conditions

         The Company believes that Opticon's principal competition will come initially from existing UI products, such as adult diapers and absorbents, with additional competition from existing catheters and surgical products. Also, pharmaceutical products have been introduced which have been shown to have a certain effectiveness for urge incontinence. Procter & Gamble, Kimberly-Clark, PMP, Inc., and Johnson & Johnson lead the market for diapers and pads. The urological division of C.R. Bard is the market leader for current indwelling catheters and supply products, holding over 50% of the market through its branded and original equipment manufactured product lines. Other significant participants in this market include Hollister, Sherwood, Rusch, Kendall, and Mentor. Their primary market thrust continues to be in the area of traditional urinary management. Bard also leads the United States market for bulking agents with Contigen(TM), a collagen-based material which is injected into the pertinent tissues for Intrinsic Sphincter Deficiency related incontinence.

         The Company believes that Opticon is well positioned to ultimately compete within a total domestic market that currently exceeds $1.2 billion annually. The Company estimates similarly sized opportunities in markets overseas.

Governmental Regulations

         Government regulation in the United States and other countries is a significant factor in the development and marketing of Opticon's products and in Opticon's ongoing manufacturing and research and development activities. Opticon and its products are subject to regulation by numerous governmental authorities, primarily the United States Food and Drug Administration ("FDA") and corresponding foreign agencies, under a number of statutes including the Food, Drug and Cosmetic Act, as amended ("FDC Act"). Manufacturers of medical devices must comply with applicable provisions and associated government regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of medical devices and the reporting of certain information regarding their safety. The FDC Act requires certain clearances from the FDA before medical devices, such as the OPTICON, can be marketed.

         In August 1996, Opticon received 510(k) allowance from the FDA to market the OPTICON Direct as a drainage device. Opticon expects to obtain FDA 510(k) allowance and to have the OPTICON (valved) product market-ready for short-term use, and plans to enter the market for short-term urinary management for indications requiring use for 14 or fewer days. Thereafter, Opticon intends to seek an Investigational Device Exemption ("IDE") to permit clinical trials regarding chronic use of the OPTICON and then file a Pre-Market Approval ("PMA") application to obtain approval to market the OPTICON for chronic use in the United States. The process for a PMA application often takes in excess of 2 1/2 years, including the clinical trial process and subsequent consideration from the FDA. In addition, Opticon intends to seek ISO and CE mark certification, which will facilitate the marketing of the OPTICON in Europe.

Patents

         Following the initial research and development of Opticon's core technology, an initial United States patent was issued in 1990 relating to the one-way disposable urinary control valve. Several subsequent patents and patent extensions have been issued, the most recent of which was in December 1997, and notice of allowance for claims relating to a new discharge valve was received in March 1998. Patents relating to this core technology have also been issued in Canada, Australia, Japan, North Korea, South Korea, and a number of countries throughout Europe, including those countries participating in the Patent Cooperation Treaty.

         Issued patent claims apply to the proprietary shape of the retention balloon and to the method for adjusting length and anchoring the device in place. The design and function of the discharge valve is also patented. Continuing development has resulted in additional patent applications, and in April 1999, a new patent was issued for a surgically implantable artificial sphincter. Opticon originally acquired an exclusive and irrevocable license to the OPTICON and its related technology from Dr. Salama. In 1997, the Company entered into an ongoing exclusive consulting agreement with Dr. Salama, wherein ownership of all existing patents was assigned, and all future patents developed by Dr. Salama in the fields of urology, urogynecology, and urinary incontinence care will be assigned, directly to Opticon.

PERSONNEL

         As of March 23, 2000, Opticon employed 3 full time employees and used the services of several external consultants. None of Opticon's employees are subject to a collective bargaining agreement, and Opticon considers its relationships with its employees to be good.

BUSINESS RISKS

We are a Development Stage Company and May Never Have Positive Earnings of Cash Flow

         Opticon's current business is limited to research and development activities relating to the OPTICON and related products, from which it has yet to derive any revenues. Therefore the business is subject to risks incident to any early stage business, including the absence of earnings. As of December 31, 1999, Opticon had an accrued deficit of $4,365,416. Until a successful commercial launch of the OPTICON (which is by no means assured) Opticon will realize little, if any, revenue, and will be dependent upon the proceeds from the Debentures and follow-on rounds of capitalizations to fund operations (See "Item 5 - Market for Common Equity and Related Shareholder Matters").

Lack of Sales and Revenues and History of Losses; Anticipated Future Losses

         Opticon has been engaged primarily in the research, development and testing of the OPTICON and related products. The Company has not had any commercial sales or generated any revenues from the OPTICON or any other product to date and has experienced operating losses since its inception, including those for fiscal year 1999 totaling $799,873. The Company expects to incur substantial operating losses and the rate at which such losses are incurred is expected to increase relative to prior years as the Company prepares for the commercialization of the OPTICON. Until a successful commercial launch of the OPTICON, which is by no means assured, we will realize little, if any, revenue, and will be dependent upon the proceeds of Debentures to fund operations. There can be no assurance that the Company will ever generate revenues or achieve profitability.

We Need to Raise Additional Capital in 2000 in Order to be Successful

         We will likely incur substantial expenditures during 2000 to further the development and commercialization of the OPTICON. We do not currently have adequate funds to accomplish this objective, and anticipate that we may need to raise additional capital in 2000. We are unsure whether capital will be available at that time.

Product Development Risks; Uncertainty of Regulatory Approval

         The OPTICON device is new and, accordingly, its safety and efficacy has not yet been established. The production and marketing of Opticon's products, including the OPTICON, and Opticon's ongoing research and development activities are subject to regulations by numerous government authorities in the United States and other countries. The manufacture and sale of the OPTICON and future products are subject to FDA review and approval, which can be an expensive, lengthy and uncertain process. Opticon received 510(k) allowance to market the OPTICON Direct, a non-valved product, as a drainage device in the United States, although Opticon does not anticipate marketing the OPTICON Direct at least until after introducing the OPTICON. In February 1998, the FDA approved Opticon's petition to permit Opticon to conduct human trials on acute patient populations requiring short-term urinary management and to seek market clearance for short-term use of the OPTICON via a 510(k) submission rather than via the lengthier PMA process. The FDA, however, currently requires the more extensive PMA process for qualifying transurethral devices for the long-term management of incontinence. Once chronic use trials begin, a PMA filing is expected within 24 months. The approval process for a PMA application entails longer and more complicated regulatory review, often taking 6 to 12 months or longer from the time of filing.

         Failure to complete clinical trials or obtain the necessary FDA allowances or approvals, or to complete clinical trials or obtain such allowances or approvals on a timely basis, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the FDA and various state agencies inspect medical device manufacturers (including contract manufactures, such as Opticon intends to employ) from time to time to determine whether they are in compliance with applicable regulations, including ones concerning manufacturing, testing, quality control and product labeling practices. Noncompliance with applicable regulatory requirements (including noncompliance by Opticon's third-party contract manufacturers) can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by Opticon.

Uncertainty of Market Acceptance

         The OPTICON represents a new approach to managing certain types of UI, and there can be no assurance that the OPTICON will gain any significant degree of market acceptance even if necessary regulatory clearances or approvals are obtained. Opticon believes that recommendations by physicians may be significant for market acceptance of the OPTICON, and there can be no assurance that any such recommendations will be obtained. In addition, there can be no assurance that the OPTICON will be accepted by UI sufferers in the United States and abroad. Further, the incontinence and urological device industry is highly competitive. In order to compete successfully against other products, Opticon must maintain competitive pricing. Insufficient market acceptance of the OPTICON would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Single Product

         Although Opticon intends to develop a family of products for urology and incontinence care, the Company expects that substantially all of Opticon's revenues in the near-term will be derived from the OPTICON. Failure to successfully commercialize the OPTICON would have a material adverse effect on Opticon's business, financial condition and results of operations.

Lack of Manufacturing Contracts; Dependence Upon Third Parties for Manufacturing

         Initially, Opticon expects to contract with third parties for all of its manufacturing and there can be no assurance that Opticon will be able to enter into acceptable contracts with appropriate third parties. In addition, Opticon has contracted with third parties for the creation of tooling, assembly, packaging and sterilization. As a result, Opticon will be dependent on such third parties to produce Opticon's products efficiently and on a timely basis. Further, Opticon will be dependent on such third parties' quality control procedures. Failure of such third parties to maintain adequate quality control or to manufacture products in sufficient quantities and on a timely and cost-effective basis could have a material adverse effect on the Company's business, financial condition and results of operations. Any interruption in supplies would also have a material adverse effect on the Company's business, financial condition and results of operations.

Lack of Marketing and Sales Support

         Opticon currently has no employees dedicated solely to marketing and sales. Opticon expects to market its products initially through distribution alliances. In the future, Opticon expects to market its products for the incontinence market in part through a direct sales force. There can be no assurance that Opticon can build a distribution alliance or an effective sales force, attract and retain its own qualified marketing and sales group in the United States, or otherwise design and implement an effective marketing and sales strategy for the OPTICON or any future products developed by Opticon.

         Opticon expects to market its products internationally principally through distributors or strategic alliances. There can be no assurance that Opticon will be able to engage such distributors or strategic partners or that if retained such distributors or partners will be able to successfully market and sell Opticon's products.

Competition and Technological Advances

         Opticon's ability to compete in the UI management field will depend primarily upon physician and consumer acceptance of the OPTICON device, consistency of product quality and delivery, price, technical capability and the training of health care professionals and consumers. Other factors within and outside Opticon's control will also affect its ability to compete, including its product development and innovation capabilities, its ability to obtain required regulatory clearances, its ability to protect the proprietary technology included in its products, its manufacturing and marketing capabilities, its third-party reimbursement status and its ability to attract and retain skilled employees. Certain of Opticon's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than Opticon. The OPTICON is intended to be a management option for the treatment of UI, but it is not a permanent cure. The development of new treatments that offer a permanent cure for UI could have a material adverse effect on Opticon's business, financial condition and results of operations. There can be no assurance that Opticon's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any products that may be offered by Opticon, nor can there be any assurance that such competitors will not succeed in obtaining regulatory clearance, introducing or commercializing any such products before Opticon. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

Patents and Production of Proprietary Technology

         Opticon's ability to compete effectively will depend, in part, on its ability to develop and maintain proprietary aspects of its technology. Although Opticon has a number of patents relating to the shape of the balloon and to the design and function of the discharge valve, there can be no assurance that Opticon's patents will not be challenged, invalidated or circumvented in the future. Legal standards related to the enforceability, scope and validity of patents are in transition and are subject to uncertainty due to broad judicial discretion and evolving case law. Moreover, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with Opticon's ability to make, use and sell its products either inside or outside the United States. The defense and prosecution of patent litigation or other legal or administrative proceedings related to patents is both costly and time-consuming, even if the outcome is favorable to Opticon. An adverse outcome could subject Opticon to significant liabilities to third parties, require disputed rights to be licensed from others or require Opticon to cease making, using or selling any products. There also can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to Opticon, if at all.

         Opticon also relies on unpatented proprietary technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to Opticon's unpatented proprietary technology. In addition, Opticon cannot be certain that others will not independently develop substantially equivalent or superseding proprietary technology, or that an equivalent product will not be marketed in competition with Opticon's products, thereby substantially reducing the value of Opticon's proprietary rights. There can be no assurance that any confidentiality agreements between Opticon and its employees, consultants or contractors will provide meaningful protection for Opticon's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information.

Uncertainty Relating to Third-Party Reimbursement

         In the United States and many foreign countries, third-party reimbursement is currently generally available for surgical procedures for incontinence, but generally unavailable for patient-managed products such as diapers and pads. Although Opticon believes that users of the OPTICON may ultimately be eligible for third-party reimbursement, there can be no assurance that such reimbursement will become available. The availability of third-party reimbursement for the OPTICON in Europe will vary from country to country. If third-party reimbursement is unavailable in the relevant European country or in the United States, consumers will have to pay for the OPTICON themselves, resulting in greater relative out-of-pocket costs of the OPTICON as compared to surgical procedures and other management options for which third-party reimbursement is available. Changes in the availability of third-party reimbursement for the OPTICON, for products of Opticon's competitors or for surgical procedures may affect the pricing of the OPTICON or the relative cost to the consumer. Opticon is not able to predict the effect that the availability or unavailability of third-party reimbursement for the OPTICON may have on the commercialization of the OPTICON abroad or, ultimately, in the United States, but such effect may be significant.

International Sales and Operations Risk

         Opticon intends to sell the OPTICON and any future products to customers outside the United States as well as domestically. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, market instability, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies often establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. Additionally, the Company's business, financial conditional and results of operations may be adversely affected by fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining export licenses. There can be no assurance that Opticon will be able to successfully commercialize the OPTICON or any future product in any foreign market.

Dependence on Key Personnel; Need for Additional Personnel

         Opticon is currently dependent on the services of its officers and directors as well as its founder and other consultants. The success of Opticon is also dependent in large part upon the ability of Opticon to attract and retain key management and operating personnel. Qualified individuals are in high demand and are often subject to competing offers. In the immediate future, Opticon will need to add additional skilled personnel and to retain consultants in the areas of research and development, regulatory affairs, marketing and manufacturing. There can be no assurance that Opticon will be able to attract and retain the qualified personnel needed for its business. The loss of the services of one or more members of Opticon's research or management group or the inability to hire additional personnel as needed, would likely have a material adverse effect on the business, financial condition and prospects of Opticon. In addition, Opticon does not have in force key man life insurance policies on any of its key officers.

Product Liability Risk; Limited Insurance Coverage

         Opticon faces an inherent business risk of exposure to product liability claims in the event that a consumer is adversely affected by its prospective products. Based on the nature of the OPTICON technology and Opticon's preliminary clinical results, Opticon is hopeful that the OPTICON may potentially lower infection rates compared to traditional Foley catheters. Because the OPTICON is a foreign body in the urethra, however, there is always a chance of urinary tract infection. The OPTICON is also subject to other potential risks that apply to all indwelling catheters and devices, including urethral complications (balloon inflation in the urethra, urethral stricture, damage to the urethra if catheter removal is attempted while balloon is inflated) and bladder complications (hematuria due to irritation or infection, polypoid cystitis associated with long-term use, bladder perforation). There can be no assurance that Opticon's existing $2 million umbrella insurance policy is adequate to protect Opticon from any liability it might incur in connection with the clinical studies or sales of the OPTICON. In addition, Opticon may require increased product liability coverage as the OPTICON is commercialized. Such insurance is expensive, and there can be no assurance that such insurance in the future will be available on commercially reasonable terms, or at all, or that such insurance, even if obtained, would adequately cover any product liability claim. A product liability or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business, financial condition and prospects of Opticon.

Limited Public Market

         The Company Common Stock is currently traded in the Over-the-Counter market on the OTC Bulletin Board. There can be no assurance that the Company Common Stock will continue to be listed on the OTC Bulletin Board or that a market for Company Common Stock will exist in the future should an investor wish to sell any of its shares. There is no assurance that, if a market exists in the future, that it will be an active, liquid or continuous trading market. The stock market has experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology, emerging growth, and developmental companies. Such fluctuations and volatility have often been related or disproportionate to the operating performance of such companies. Factors such as announcements of the introduction or enhanced services or related products by the Company or its competitors may have a significant impact on the market price of the Company's Common Stock.

Risks Relating to Low Priced Stocks

         The Company Common Stock is currently trading at a price below $5.00 per share, subjecting trading in the stock to certain rules promulgated under the Act requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common shares which could severely limit the market liquidity of the Company Common Stock and the ability of holders of Company Common Stock to sell them.

No Dividends

         The Company has never paid or declared a dividend on its capital stock and does not anticipate doing so in the foreseeable future. The Company has accumulated substantial losses since its inception and there can be no assurance that the Company's operations will result in sufficient revenues to enable the Company to operate at profitable levels or to generate positive cash flow. Any earnings generated from the operations of the Company will be used to finance the business and growth of the Company.

Dilution; Volatility

         The Company has outstanding options and warrants to purchase Company Common Stock that were issued pursuant to the exchange of options and warrants held by Opticon shareholders before the Merger. Additional warrants were issued pursuant to the purchasers of the Preferred Shares. If some or all of these options and warrants are exercised, Company shareholders would experience a dilution in their percentage of ownership of the Company and their voting power. In addition, the Preferred Shares are convertible into Common Stock at a 35% discount to the market price of the Common Stock at the time of conversion. If the holders of the Preferred Shares were to convert at the prevailing market price as of the date of this report, the conversion would result in the issuance of approximately 1,538,000 additional shares of Common Stock to the holders. The Company is required to promptly file a registration statement under the Securities Act of 1933 under which such shares may be immediately resold to the public. Such resales may adversely affect the pricing and volatility of trading in the Common Stock.

         If the Company issues equity securities to raise funds, each current shareholder's interest may be reduced. Further, such equity securities may have rights, preferences, or privileges senior to the Common Stock.

The Concentration of Ownership of the Common Shares May Limit Your Ability to Influence Matters

         The Company's directors, executive officers and principal shareholders (5% or greater) collectively beneficially own or have the right to acquire under currently exercisable options approximately 61.6% of the outstanding shares of Company Common Stock. As a result, these shareholders will be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control.

Volatility of Medical Technology Companies' Securities may Adversely Effect the Market Price of Your Stock

         Market prices of securities of medical technology companies, including the shares of Company Common Stock, have experienced significant volatility from time to time. There may be volatility in the market price of the Company Common Stock due to factors that may not relate to the Company's performance. Various factors and events, such as announcements by the Company or its competitors concerning new product developments, governmental approvals, regulations or actions, developments or disputes relating to patent or proprietary rights and public concern over product liability may have a significant impact on the market price the Company Common Stock.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's executive offices are located in Dublin, Ohio, in approximately 4,100 square feet of space. The Company leases such space at an annual net rent of $58,997.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not currently a party to any pending legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has been traded on the over-the-counter market since July 1988. Trading in the Company's securities was reported by National Quotation Services "Pink Sheets" until January 1992 when the Company's securities ceased being listed. Effective July 1999, the Common Stock is admitted for quotation on the NASD OTC Bulletin Board under the symbol "IMUN." The following table sets forth, for the periods indicated, the high and low bid per share, as reported by Nasdaq Trading & Market Services. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


         Third Quarter 1999...............................           $  0.9375      $  0.5
         Fourth Quarter 1999..............................           $  0.7         $  0.25

         On March 23, 2000, the last reported sale price of the Common Stock was $3 per share. On March 23,

2000, there were 645 holders of record of shares of Common Stock. This figure excludes an indeterminate number of stockholders whose shares are held in "street" or "nominee" name.

         The Company has not paid and does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business. Any future determination to pay dividends will be at the discretion of the Board and subject to certain limitations under the Colorado Business Corporation Law and will depend upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board.

         In November 1999 (and prior to a subsequent one-for-three reverse stock split), the Company completed the private placement of 3,000,000 shares of Common Stock, which was offered on a best efforts basis to accredited investors. The gross proceeds from the private placement was $300,000 and were used for working capital (see "Description of Business - Recent Developments"). The Company claimed exemption from registration under Rule 506 of Regulation D of the Act, and the sale of stock was restricted accordingly.

         In February 2000, following the effectiveness of the Merger, the Company sold to certain investors (the "Investors") $3,000,000 in principal amount of 6% Redeemable Convertible Debentures ("Debentures"), and warrants to purchase 300,000 shares of Company Common Stock ("Warrants"), for an aggregate purchase price of $3,000,000. The Debentures were subsequently exchanged for 3,000 shares of the Company's Series A 6% Convertible Preferred Stock (the "Preferred Shares"). The Preferred Shares are entitled to cumulative dividends at the rate of 6% per annum. The Warrants are exercisable at a price equal to $6.60 per share. The Preferred Shares are convertible from time to time at the option of the holder into shares of Company Common Stock at a conversion price equal to 65% of the average closing bid price of Company Common Stock for the 5 business days prior to conversion. Both the Preferred Shares and the Warrants have adjustment features to compensate for the dilutive issuance by the Company of common equity (or options, warrants or other rights convertible into or exercisable for common equity) while the Preferred Shares and Warrants remain outstanding. The Company also entered into a Registration Rights Agreement pursuant to which it will be required to file and keep effective a registration statement under the Securities Act of 1933 for the resale by the Investors of shares of Company Common Stock issuable on conversion of the Preferred Shares or exercise of the Warrants, and the Company will incur substantial penalties if the registration statement is not declared effective within 180 days of the closing of the sale of the Preferred Shares and Warrants. The Company's net proceeds from this transaction, after payment of fees and expenses, was approximately $2,547,265.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The Debenture/Preferred Share financing completed in February 2000, produced net proceeds to the Company of just over $2.5 million, which are expected to fund the Company's planned operations for a period of some 12-15 months, after which additional funds will be required for further business development. The Company intends to apply its current cash resources to executing the next stage of its business plan, specifically across four initiatives - infrastructure, product development, regulatory approval and manufacturing scale-up. Broadly, it is the Company's plan to advance development to the point that initial market introduction of the OPTICON device is considered imminent, thereby establishing the basis for subsequent funding.

         The Company has, through the current time, operated as a "virtual company," leveraging the contributions of a small number of direct employees with those of a host of consulting contractors. The Company intends now to commence the hiring of key employees with the requisite financial, engineering and management skills. The Company has engaged a local consultant for internal finance and accounting services and the Board of Directors has elected him as the company's Chief Financial Officer. Management and operating personnel are being recruited in the areas of product development/engineering and clinical and regulatory affairs, although outside contractors will still be utilized to some extent in these areas. Manufacturing and assembly will continue to be contracted to outside sources, however a quality assurance supervisor will be recruited to internally develop and maintain quality standards as well as serving the Company's requirements for documentation. Marketing and business development management will be added to the organization later in the cycle as the product approaches market readiness. The Company currently expects to directly employ a total of some 8-10 associates by the end of 2000.

         The focus of our product development activities will center on finalizing the specifications of the first-generation female device and on progressing the male device from prototype stage to pilot production. In addition, a final packaging design will be specified and sourced. The development, construction and validation of a test fixture

(already specified and sourced) will be a high priority, as this equipment will be used in qualifying manufactured devices to meeting certain performance criteria and also to serve ongoing second-generation development plans. The extent to which progress can be made in other developmental areas such as the suprapubic configuration and the artificial sphincter will be limited by resource constraints and the prioritization of first-generation market entry.

         Conducting the clinical trials to support a 510(k) submission for short-term urinary management will be the primary objective in regulatory affairs. A trial protocol has been drafted and will be brought to final form with assistance from our previously assembled network of clinical investigators, after which we will collaborate with the FDA to gain agreement to proceed to trial. The Company projects that a statistically valid sampling of patients can be studied over a relatively short 4-5 month time frame once the Institutional Review Boards of each of our investigative sites grant their approval to proceed. Assuming trial results remain satisfactory, we expect to have made our submission to the FDA before the end of the first quarter of 2001. Within that same timeframe, it is our goal to have essentially completed the process necessary to apply for the European CE marking - the regulatory requirement for entering the markets abroad.

         Finally, tooling will be specified and constructed to equip our contract manufacturers for producing product components in scale quantities. This will enable a marketing-level manufacturing capacity and provide for meeting our initial unit cost forecasts. Such tooling is significant in cost, however we are currently exploring means to leverage its capitalization through debt or lease in order to mitigate some of the impact on same-year cash flow. Lead times for tooling construction are estimated to run 6-8 months from the point of order.

         Underlying the operating plan described above is the objective to secure sales and distribution channels to the urology markets in both the U.S. and Europe. We continue to have dialog with a number of the established market participants for creating a strategic alliance and as we get closer to demonstrating market readiness, it is likely that one or more of these discussions will become more meaningful and definitive.


ITEM 7.  FINANCIAL STATEMENTS.

         The response to this Item is submitted in a separate section of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 2, 1999, the Company dismissed Davis & Co., CPA's, P.C. ("Davis") as its independent certified public accountant. There have been no adverse opinions, disclaimers of opinion or qualifications or modifications as to audit scope or accounting principles regarding the reports of Davis on the Company's financial statements for each of the fiscal years ended December 31, 1998 and 1997, or any subsequent interim period. The Company's Board of Directors approved the change of accountants and that action was ratified by the Board of Directors of the Company as it had no formal audit committee.

         For the fiscal years ended December 31, 1998 and 1997, the auditors report contained a qualification as to uncertainty which read as follows:

         "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, the Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and has accumulated deficit of ($924,145) at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         Simultaneously with the dismissal of Davis, the Company approved and engaged Gelfond Hochstadt Pangburn, P.C. ("Gelfond") to act as its independent certified public accountant as successor to Davis. During the Company's fiscal years ended December 31, 1998 and 1997, or subsequent interim period, the Company had not consulted with Gelfond regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matter that was the subject of disagreement or a reportable condition.

         On March 13, 2000, the Company dismissed Gelfond as its independent certified public accountant. Gelfond has not issued any opinions on the Company's financial statements, and, therefore, there have been no adverse opinions, disclaimers of opinion or qualifications or modification as to audit scope or accounting principles regarding any report of Gelfond on the Company's financial statements. The Company's Board of Directors approved the change of accountants and that action was ratified by the Board of Directors of the Company. There were no disagreements with Gelfond on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures leading to their dismissal. The dismissal is a result of the change of the Company's Board of Directors and the moving of the principal office of the Company to Dublin, Ohio, as a result of the Merger.

         Simultaneously with the dismissal of its former accountants, the Company approved and engaged KPMG LLP ("KPMG") to act as its independent certified public accountant as successor to Gelfond. During the Company's two most recent fiscal years and subsequent interim periods the Company has not consulted with KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event.

         There were no reportable conditions, in each case, during either of the Company's two most recent fiscal years or any subsequent interim period.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT.

BOARD OF DIRECTORS


         William J. Post, age 49, has served as President, Chief Executive Officer and Director of Opticon since joining the company in March 1997. Mr. Post has 24 years of experience in the health care industry, with significant experience in new business development and turnarounds. Prior to joining Opticon, Mr. Post had been employed from 1993 as Senior Vice President, Sales and Marketing of Medex, Inc., a medical device manufacturer in the fields of fluid and drug delivery and infusion systems. From 1988 to 1993, he served as Vice President, Sales and Marketing of Spectramed, Inc., a manufacturer and marketer of devices for hemodynamic monitoring and cardiovascular access, and, after Spectramed was acquired by Ohmeda/BOC Health Care, served as Vice President of Field Operations, where he had full profit and loss responsibility for a $100 million division. From 1987 to 1988, Mr. Post was Director of Worldwide Marketing and New Business Development for Instrumentation Laboratories, Inc., and from 1985 to 1987 he was Director of Marketing for Travenol-Genentech Diagnostics, a division of Baxter.

         Walter L. Sembrowich, Ph.D., age 57, has served as Chairman of the Board and a Director of Opticon since January 1996 and was Acting Chief Executive Officer of Opticon from October 1996 to March 1997. Dr. Sembrowich is Founder, Chairman and CEO of Birch Point Medical, Inc., a privately held development-stage company specializing in non-invasive transdermal drug delivery systems. He is also President and founder of Aviex, Inc., a provider of investment and development services to start-up and early stage medical companies. Dr. Sembrowich co-founded Diametrics Medical, Inc., a manufacturer and marketer of point-of-care blood chemistry testing systems, where he served as CEO from 1990 to 1993 and Director and Co-Chairman until 1996. He was also a founder of Arden Medical Systems, Inc., a manufacturer and marketer of clinical chemistry measurement products for physician offices, where he served as Director and Vice President of Scientific Affairs from 1983 to 1988. Arden Medical was acquired by Johnson & Johnson in 1987. Dr. Sembrowich is a current Director of St. Jude Medical, the world's leading supplier of mechanical heart valves, and serves on the board of Integ Incorporated. He has also been Director for Minnesota Project Innovation and has served as Chairman and review board member for the National Institutes of Health Small Business Innovative Research program.

         Ronald E. Eibensteiner, age 49, has served as a Director of Opticon since January 1996. Since 1983, Mr. Eibensteiner has been involved in the formation of several technology companies and in 1991, founded Wyncrest Capital, Inc. to focus exclusively on early-stage seed investment opportunities in the Minneapolis/St. Paul area. Prior to starting Wyncrest Capital, he was co-founder of Diametrics Medical and provided the seed capital for OnHealth Network Company (formerly IVI Publishing). From 1983 to 1987, Mr. Eibensteiner was co-founder of Arden Medical Systems and served as its Chief Financial Officer until its sale to Johnson & Johnson in 1987.

Currently, Mr. Eibensteiner is a Director of IntraNet Solutions Inc., a provider of Web-based document management solutions for corporate intranets, and is Chairman of the Board of OneLink Communications, Inc., a company specializing in the transformation of raw telecommunications data into visual business intelligence.

         David Lundquist, age 57, has served as a Director of Opticon since February 1995. Mr. Lundquist is the Managing Partner of Lundquist, Schiltz & Associates, an investment management firm. From 1991 to 1996, he was Vice Chairman of New Heritage Associates, a company in partnership with Meredith Corporation, engaged in the acquisition and operation of cable television systems. Until December 1990, Mr. Lundquist was Executive Vice President of Finance for Heritage Communications, Inc., one of the largest cable television operators in the country. From 1978 to 1980, he was Vice President of Finance for First Data and from 1975 to 1977 was Treasurer of Valmont Industries. Mr. Lundquist serves on the boards of QTech Systems, C.E. Software, MarketLink, Genesis Systems Group, Ltd., and Horizon Technologies. He is also Director and Vice Chairman of Da-Lite Screen Company.

         Fouad A. Salama, M.D., age 60, founded Opticon, is the inventor of its core technology, and has served as a Director since its inception. From 1994 to 1996, he served Opticon as President and CEO, and thereafter as Executive Vice President of Scientific and Medical Affairs. In November 1997, Dr. Salama entered into a consulting agreement with Opticon, whereby he is retained to render his exclusive developmental services and design expertise in the areas of urology, urogynecology and continence care. From 1973 to 1993, Dr. Salama was Associate Professor of Medicine at the College of Osteopathic Medicine and Surgery in Des Moines, Iowa, and practiced internal medicine and cardiology in West Des Moines, Iowa. Currently, Dr. Salama is a private practitioner of internal medicine in Temecula, California.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors of Opticon had a total of 5 meetings during the year ended December 31, 1999. During 1999 each of the directors attended 75% or more of the total number of meetings of the Board. Directors who are not employees of Opticon received no cash compensation for their services, but are reimbursed for their out-of-pocket expenses for attending Board meetings. In 1999 and prior years, non-employee directors received stock options as compensation for their services.

         At the February 23, 2000 meeting of the Board of Directors, the Board authorized the formation of an Audit Committee and a Compensation Committee. Both the Audit Committee and Compensation Committee consists of Messrs. Sembrowich, Lundquist, and Eibensteiner. As of the date of this report, there has been one meeting of the Audit Committee, and no meeting of the Compensation Committee.

EXECUTIVE OFFICERS

         In addition to Mr. Post, the following persons are executive officers of the Company:

         David B. Bittner, age 33, was appointed Treasurer and Chief Financial Officer of the Company in February 2000. Mr. Bittner is the founder of Growth Management Solutions, Inc. ("GMS"), incorporated in 1994. GMS administers financial management functions for entrepreneurial businesses. Mr. Bittner has led GMS since its inception and has personally served in a financial advisory capacity to several GMS clients. Prior to this, Mr. Bittner worked at Price Waterhouse as a CPA managing audits of both Fortune 500 firms and mid-market companies, as well as working as a management consultant for the Center for Entrepreneurship, where he advised clients on matters including process reengineering and management systems design. In addition, Mr. Bittner worked for CID, an Indianapolis-based venture capital firm, serving as roving CFO for several of CID's portfolio companies. His industry experience includes information technology, medical technology, business services and manufacturing. His functional expertise includes strategic & financial planning, cash flow management, financing, cost accounting & control and budgeting.

         John LaMarche, age 50, has been Vice President of Operations of Opticon since September 1994 and served as a Director of Opticon from September 1994 to June 1998. From 1993 to 1994, LaMarche consulted to health care and health insurance companies. Between 1977 and 1993, Mr. LaMarche held line management positions with CIGNA and Equitable Life, where his responsibilities included managing 150 employees, multiple offices and a $22 million operating budget. Effective February 11, 2000, Mr. LaMarche has submitted his resignation as Vice President of Operations and will depart from the Company within 60 days.

         Officers are elected annually by the Board of Directors and serve at its discretion. There are no family relationships among directors and executive officers of Opticon.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who are beneficial owners of more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Reporting persons are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it and written representations from reporting persons, the Company believes that all filing requirements applicable to its reporting persons were complied with during 1999.


ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

         The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to Opticon's Chief Executive Officer (the "Named Executive Officer"). No other executive officers had a combined salary and bonus exceeding $100,000 for the fiscal year ended December 31, 1999.


                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                         ANNUAL COMPENSATION         COMPENSATION
                                                         -------------------         ------------
                                                                                        AWARDS
                                                                                     -------------     ALL OTHER
      NAME AND PRINCIPAL POSITION          YEAR        SALARY           BONUS         SECURITIES      COMPENSATION
                                                         ($)             ($)           UNDERLYING         ($)
                                                                                        OPTIONS
                                                                                          (#)
 -------------------------------------   --------  --------------  ---------------  --------------  ---------------
 William J. Post, President and
 Chief Executive Officer                  1999       $160,000       $60,000(1)       -                     -


                                          1998       $160,000       $60,000(2)       150,000               -


                                          1997       $133,333       $30,000(3)       250,000               -



     (1) $50,000 was deferred with interest at a rate of 10% per annum. The deferral was paid in March 2000.

     (2) $30,000 was deferred with interest at a rate of 10% per annum. The deferral was paid in March 2000.

     (3) $30,000 was deferred with interest at a rate of 10% per annum. The deferral was paid in March 2000.


                      OPTIONS GRANTED IN LATEST FISCAL YEAR

         No stock options were granted during 1999 to the Named Executive
Officer.

       AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table provides certain information regarding the number and value of stock options held by the Named Executive Officer at December 31, 1999.


                                                         NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS AT FISCAL       IN-THE-MONEY OPTIONS AT
                                                               YEAR-END (#)                    FISCAL YEAR-END ($)(1)
                                                         -------------------------------      --------------------
                              SHARES
                              ACQUIRED       VALUE
                                ON         REALIZED      EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
          NAME               EXERCISE         ($)
                                (#)
---------------------        ----------    ---------     -----------    ------------     -----------     -------------
William J. Post                 0             $0           492,000            0              $0               $0

(1) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end ($.39 on December 31, 1999). An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

COMPENSATION OF DIRECTORS

         Directors who are not employees of Opticon receive no cash compensation for their services, but receive stock options as compensation for their services. For board service during 1999, Messrs. Sembrowich, Eibensteiner, Lundquist, and Salama, were each granted options to purchase 10,000 shares of Opticon common stock (exercisable at the fair market value on the date of grant). In addition, Directors are reimbursed for out-of-pocket expenses for attending Board meetings.

EMPLOYMENT CONTRACTS WITH NAMED EXECUTIVE OFFICERS

         In March 1997, Opticon entered into an employment agreement with Mr. Post, which provides, among other things, for a salary of $160,000, payment of bonus compensation upon achievement of certain milestones, grant of an option to purchase 250,000 shares of Opticon common stock, indemnification for certain breaches of his fiduciary duty as a director, continuation of his then current base salary for a period of 12 months (or such lesser period until he finds other full-time employment) if Opticon terminates his employment without "cause" (as such term is defined in such agreement), and a covenant not to compete and not to solicit Opticon's employees during the term of his employment and for two years following the termination of his employment for any reason. Such employment agreement has an initial term of two years and is automatically extended for successive one year periods unless either party objects to such extension at least 30 days prior to the end of the initial term or any extension term. In light of Opticon's limited financial resources, such employment agreement was amended in February 1998 to defer Mr. Post's unpaid bonuses earned in 1997 and 1998, which deferred amount accrued interest at a rate of 10%. The deferrals continued in 1999. In March 2000, the deferrals were paid with interest.

         In September 1997, Opticon entered into an employment agreement with Mr. LaMarche, which agreement provides, among other things, for a salary of $100,000, indemnification for certain breaches of his fiduciary duty as a director, continuation of his then current base salary for a period of four months (or such lesser period until he finds other full-time employment) if Opticon terminates his employment without "cause" (as such term is defined in such agreement), and a covenant not to compete and not to solicit Opticon employees during the term of his employment and for two years following the termination of his employment for any reason. Such employment agreement had an initial term ending December 31, 1997, but is automatically extended for successive one year periods unless either party objects to such extension at least 30 days prior to the end of any extension term. In light of the Opticon's limited financial resources, such employment agreement was amended in February 1998 to defer 27% of Mr. LaMarche's 1998 salary, which deferred amount accrued interest at a rate of 10%. The deferrals continued in 1999. In March 2000, the deferrals were paid with interest.

         In November 1997, Opticon entered into a four-year consulting agreement with Dr. Salama, pursuant to which Dr. Salama agreed to render his exclusive developmental services and design expertise in the areas of urology, urogynecology and incontinence care. In return for his services, Dr. Salama received $110,000 per year for the first two years of the agreement and will receive $75,000 per year for the remaining two years as well as reasonable and necessary out-of-pocket expenses. The consulting agreement also provides that all future patents developed during the consulting period or within one year thereafter and relating to Opticon's business will be assigned directly to Opticon. In connection with the consulting agreement, Opticon also entered into an agreement with Dr. Salama, providing, among other things, for (i) assignment to Opticon of all of Dr. Salama's existing patents relating to Opticon's business, (ii) continuation and extension of certain benefits and stock options,
(iii) mutual release of claims, and (iv) a two-year noncompetition agreement.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS

         The following table sets forth information regarding beneficial ownership of the Company's Common Stock by each director, the Company's executive officers named in the Summary Compensation Table, each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, and the directors and executive officers of the Company as a group as of March 23, 2000:


                                                                            SHARES BENEFICIALLY OWNED(1)
                  NAME OF BENEFICIAL OWNER                              NUMBER                     PERCENT
-------------------------------------------------------------    ----------------------    -------------------------
Ronald E. Eibensteiner(2)                                                    1,308,090                        13.9%
John LaMarche(3)                                                               175,275                         1.9%
David J. Lundquist(4)                                                          492,431                         5.2%
William J. Post(5)                                                             634,680                         6.8%
Fouad A. Salama, M.D.(6)                                                     1,151,514                        12.3%
Walter L. Sembrowich, Ph.D.(7)                                                 386,847                         4.1%
Iowa Seed Capital Corporation(8)                                               519,372                         5.5%
Wayne Mills(9)                                                                 595,647                         6.3%
Henry Fong(10)                                                                 525,167                         5.6%
All directors and executive officers as a group
(6 persons)(11)                                                              4,148,837                        44.2%
-------------------------------------------------------------



(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power as to which the person has the right to acquire the beneficial ownership within 60 days of March 30, 2000. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of his household.

(2) Includes 270,600 shares which may be purchased under stock options and warrants exercisable within 60 days of March 30, 2000 held by Mr. Eibensteiner, and 975,990 shares (including 88,245 options and warrants exercisable within 60 days of March 30, 2000) held by Wyncrest Capital, Inc., of which Mr. Eibensteiner claims beneficial ownership.

(3) Includes 162,975 shares which may be purchased under stock options and warrants exercisable within 60 days of March 30, 2000.

(4) Includes 249,290 shares which may be purchased under stock options and warrants exercisable within 60 days of March 30, 2000.

(5) Includes 492,000 shares which may be purchased under stock options and warrants exercisable within 60 days of March 30, 2000.

(6) Includes 206,757 shares which may be purchased under stock options and warrants exercisable within 60 days of March 30, 2000.

(7) Includes 236,474 shares which may be purchased under stock options and warrants exercisable within 60 days of March 30, 2000.

(8) Includes 44,436 shares which may be purchased under stock options and warrants exercisable within 60 days of March 30, 2000.

(9) Includes 98,400 shares which may be purchased under stock options and warrants exercisable within 60 days of March 30, 2000.

(10) Includes 49,200 shares which may be purchased under stock options and warrants exercisable within 60 days of March 30, 2000.

(11) Includes 1,433,596 shares which may be purchased under stock options and warrants exercisable within 60 days of March 30, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On November 29, 1999, Opticon issued a Promissory Note to the Company for the sum of $100,000. The loan was made for the purpose of covering Opticon's operating expenses pending the Merger. Immune financed the loan through its Private Placement Offering in November 1999. The Promissory Note, together with accrued interest at a rate of 8.5%, was settled as part of the Merger.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

          (1) The following financial statements are included in this report under Item 7:

               Audited Financial Statements of Immune Response, Inc.

               Independent Auditors' Reports
               Balance Sheet, December 31, 1999
               Statements of Operations, Years ended December 31, 1999 and 1998 and the period from May 14, 1984 (date of inception) to December 31, 1999
               Statements of Changes in Stockholders' Equity
                        (Deficit) and Comprehensive Income, Years ended December 31, 1999 and 1998 and the period from May 14, 1984 (date of inception) to December 31, 1999
               Statements of Cash Flows, Years ended December 31,
                        1999 and 1998 and the period from May 14, 1984 (date of inception) to December 31, 1999
               Notes to Financial Statements

               Audited Financial Statements of Opticon Medical, Inc.

               Independent Auditors' Reports
               Balance Sheets, December 31, 1999 and 1998
               Statementof Operations, Years ended December 31,
                        1999 and 1998 and the period from July 28, 1994 (date of inception) to December 31, 1999
               Statements of Stockholders' Equity (Deficit), Years
                        ended December 31, 1999 and 1998 and the period from July 28, 1994 (date of inception) to December 31, 1999
               Statements of Cash Flows, Years ended December 31,
                        1999 and 1998 and the period from July 28, 1994 (date of inception) to December 31, 1999
               Notes to Financial Statements

               Pro Forma Condensed Consolidated Financial Statements (unaudited)

               Pro Forma Condensed Consolidated Balance Sheet
               Pro Forma Condensed Consolidated Statement of Operations Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

                  (2)      Exhibits:

      EXHIBIT
      NUMBER                                       DESCRIPTION
      ------                                       -----------
       2.1        *        Agreement and Plan of  Reorganization,  dated December 9, 1999,  among Immune  Response,
                           Inc., Opticon Medical, Inc., and Opticon Acquisition Corporation.

       3.1        *        Amended and Restated Articles of Incorporation of the Registrant.

       3.2                 Bylaws  of  the  Registrant   (Previously  filed  with  the  Registrant's   Registration
                           Statement on Form S-18,  Commission  file no.  33-17922-C,  and  incorporated  herein by reference.)

       10.1       *        Lease between  Pharmacia & Upjohn  Company,  successor by merger to Adria  Laboratories,
                           Inc., and Opticon  Medical,  Inc., dated August 20, 1998, for the lease of real property located at 7001 Post Road, Dublin, Ohio  43016.

       10.2       *        First Amendment to Lease  Agreement  between  Pharmacia & Upjohn  Company,  successor by merger to Adria Laboratories,  Inc.,  "Landlord," and Opticon Medical,  Inc.,  "Tenant,"
                           dated October 27, 1998.

       10.3       *        Employment  Agreement,  dated March 10, 1997, between Opticon Medical,  Inc. and William
                           J. Post.

       10.4       *        Amendment to Employment  Agreement,  dated February 12, 1998,  between Opticon  Medical,
                           Inc. and William J. Post.

       10.5       *        Employment  Agreement,  dated September 9, 1997, between Opticon Medical,  Inc. and John
                           LaMarche.

       10.6       *        Amendment to Employment  Agreement,  dated February 12, 1998,  between Opticon  Medical,
                           Inc. and John LaMarche.

       10.7       *        Consulting  Agreement,  dated November 1, 1997,  between Opticon  Medical,  Inc. and Dr.
                           Fouad A. Salama, M.D.

       10.8       *        Employee Stock Option Agreement,  dated June 3, 1998, between Opticon Medical,  Inc. and
                           William J. Post.

       10.9       *        Employee  Stock  Option  Agreement,   dated  July  26,  1996,   between  Medical  Device
                           International, Inc. and John LaMarche.

       10.10      *        Employee Stock Option Agreement,  dated June 3, 1998, between Opticon Medical,  Inc. and
                           John LaMarche.

       10.11      *        Form of  Director's  Stock  Option  Agreement,  dated  May  30,  1997,  between  Opticon
                           Medical,  Inc. and Ron Eibensteiner,  Opticon Medical,  Inc. and Walter Sembrowich,  and
                           Opticon Medical, Inc. and David Lundquist.

       10.12      *        Employee  Stock  Option  Agreement,   dated  July  26,  1997,   between  Medical  Device
                           International, Inc. and F.A. Salama, M.D.

       10.13      *        Amendment to Employee Stock Opticon  Agreement,  dated November 1, 1997, between Opticon
                           Medical, Inc. and Dr. Fouad A. Salama.

       10.14      *        Form of  Securities  Purchase  Agreement  between  Immune  Response,  Inc.  and  certain investors.

       10.15      *        Form of  Registration  Rights  Agreement  between  Immune  Response,  Inc.  and  certain investors.

       16.1                Letter  from  Davis & Co.,  CPA's,  P.C.,  dated  November  2,  1999,  addressed  to the
                           Securities and Exchange  Commission.  (Previously  filed as Exhibit 16.1 to Registrant's
                           Current  Report on Form 8-K,  dated November 2, 1999,  Commission  file no.  33-17922-C, and incorporated herein by reference.)

       16.2                Letter from Gelfond  Hochstadt  Pangburn,  P.C., dated March 14, 2000,  addressed to the
                           Securities and Exchange  Commission.  (Previously  filed as Exhibit 16.1 to Registrant's
                           Current Report on Form 8-K, dated March 17, 2000,  Commission file no.  33-17922-C,  and incorporated herein by reference.)

       21         *        List of Subsidiaries

       23.1       *        Consent of KPMG LLP

       23.2       *        Consent of Lund Koehler Cox & Arkema LLP

       23.3       *        Consent of Davis & Co., CPA's, P.C.

       24         *        Powers of Attorney

       27         *        Financial Data Schedule


*      Filed with this Report.

       (b)        Reports on Form 8-K

                  Current Report on Form 8-K, dated November 2, 1999, reporting a change in accountants, pursuant to Item 4. No financial statements were filed therewith.

       (c)        The exhibits to this report begin on page F-40.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Immune Response, Inc.


Date:  March 30, 2000                  By: /s/ William J. Post
                                           -------------------------

                                           William J. Post
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2000.

            Signature                                               Title

          /s/ William J. Post                        President, Chief Executive Officer and Director
--------------------------------------------
         William J. Post

         *David B. Bittner                           Treasurer and Chief Financial Officer
--------------------------------------------
         David B. Bittner


         *John LaMarche                              Vice President of Operations
--------------------------------------------
         John LaMarche


         *Walter L. Sembrowich, Ph.D.                Chairman of the Board
--------------------------------------------
         Walter L. Sembrowich, Ph.D.


         *Ronald E. Eibensteiner                     Director
--------------------------------------------
         Ronald E. Eibensteiner


         *David Lundquist                            Director
--------------------------------------------
         David Lundquist


         *Fouad A. Salama, M.D.                      Director
--------------------------------------------
         Fouad A. Salama, M.D.



*By:  /s/ William J. Post
      --------------------------------------
      William J. Post, Attorney in fact

                          Annual Report on Form 10-KSB

                               Item 7, Item 13(a)

                          List of Financial Statements

                                Certain Exhibits

                          Year ended December 31, 1999

                              Immune Response, Inc.

                                  Dublin, Ohio

ITEM 7. FINANCIAL STATEMENTS


                              IMMUNE RESPONSE, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                    CONTENTS



Audited Financial Statements of Immune Response, Inc. (a development stage enterprise)

         Independent Auditors' Reports....................................................................    F-2
         Balance Sheet, December 31, 1999.................................................................    F-4
         Statements of Operations, Years ended December 31, 1999 and 1998 and the
              period from May 14, 1984 (date of inception) to December 31, 1999...........................    F-5
         Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Income, Years ended
              December 31, 1999 and 1998 and the period from May 14, 1984
              (date of inception) to December 31, 1999....................................................    F-6
         Statements of Cash Flows, Years ended December 31, 1999 and 1998 and the
              period from May 14, 1984 (date of inception) to December 31, 1999...........................   F-10
         Notes to Financial Statements....................................................................   F-12


Audited Financial Statements of Opticon Medical, Inc. (a development stage enterprise)

         Independent Auditors' Reports....................................................................   F-18
         Balance Sheets, December 31, 1999 and 1998.......................................................   F-20
         Statement of Operations, Years ended December 31, 1999 and 1998 and the
              period from July 28, 1994 (date of inception) to December 31, 1999..........................   F-21
         Statements of Stockholders' Equity (Deficit)
              Years ended December 31, 1999 and 1998 and the period from July 28, 1994
              (date of inception) to December 31, 1999....................................................   F-22
         Statements of Cash Flows, Years ended December 31, 1999 and 1998 and the
              period from July 28, 1994 (date of inception) to December 31, 1999..........................   F-23
         Notes to Financial Statements....................................................................   F-24


Pro Forma Condensed Consolidated Financial Statements (unaudited)

              Pro Forma Condensed Consolidated Balance Sheet..............................................   F-36
              Pro Forma Condensed Consolidated Statement of Operations....................................   F-37
              Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements....................   F-38

                          INDEPENDENT AUDITORS' REPORT



     The Board of Directors and Stockholders
     Immune Response, Inc.:

     We have audited the accompanying balance sheet of Immune Response, Inc. (a development stage enterprise) as of December 31, 1999, and the related statements of operations, stockholders' equity and comprehensive income, and cash flows for year ended December 31, 1999 and for the period from May 14, 1984 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, stockholders' equity, and cash flows for the period May 14, 1984 (inception) to December 31, 1999 include amounts for the period from May 14, 1984 (inception) to December 31, 1998 and for the year ended December 31, 1998, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period May 14, 1984 through December 31, 1998 is based solely on the report of the other auditors.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Immune Response, Inc. (a development stage enterprise) as of December 31, 1999, and the results of its operations and its cash flows for each of the year ended December 31, 1999 and for the period May 14, 1984 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


                                                               /S/  KPMG LLP

                                                                    KPMG LLP



     Columbus, Ohio
     March 25, 2000

                                              9137 E. Mineral Circle, Suite 110
                                              Englewood, Colorado 80112-3422
                                              303-792-3900, Fax 303-792-2811

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Immune Response, Inc.

We have audited the accompanying statements of operations, changes in stockholders' equity (deficit) and cash flows of Immune Response, Inc. (a development stage company) for the year ended December 31, 1998, and for the period from inception (May 14, 1984) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Immune Response, Inc. (a development stage company) for the year ended December 31, 1998, and for the period from inception (May 14, 1984) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and has an accumulated deficit of ($924,145) at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has no significant fixed commitments as of December 31, 1998 or March 23, 1999. Management believes that the remaining minimal cash flow requirements needed to pursue potential mergers or other business opportunities can be met through use of the Company's current cash balance and additional sales of IntraNet stock. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ Davis & Co., CPAs, P.C.

                                              Davis & Co., CPAs, P.C.
                                              Certified Public Accountants

Englewood, Colorado
March 23, 1999

                              IMMUNE RESPONSE, INC.
                        (a development stage enterprise)

                                  Balance Sheet

                                December 31, 1999




                           ASSETS

Current assets:
    Cash and cash equivalents                                                        $         90,366
    Investment securities                                                                      18,093
    Deferred merger costs                                                                      18,226
    Note receivable from Opticon Medical Inc.                                                 100,000
    Interest receivable from related parties                                                    1,537
                                                                                        --------------

             Total assets                                                            $        228,222
                                                                                        ==============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                 $         21,630
    Accounts payable to related party                                                           4,461
    Interest payable to related party                                                          22,453
                                                                                        --------------

             Total liabilities                                                                 48,544

Stockholders' equity:
    Common stock, $.0001 par value; 25,000,000
      shares authorized;  2,041,566 shares
      issued;  1,983,233 shares outstanding                                                       204
    Additional paid-in capital                                                              1,207,284
    Stock subscription receivable                                                            (100,000)
    Deficit accumulated during the development stage                                         (944,602)
    Accumulated other comprehensive income -
      net unrealized appreciation on investment securities                                     16,792
    Treasury stock, at cost (58,333 shares)                                                        --
                                                                                        --------------

             Total stockholders' equity                                                       179,678
                                                                                        --------------

             Total liabilities and stockholders' equity                              $        228,222
                                                                                        ==============


See accompanying notes to financial statements.

                              IMMUNE RESPONSE, INC.
                        (a development stage enterprise)

                            Statements of Operations

      Years Ended December 31, 1999 and 1998 and the Period from Inception
                       (May 14, 1984) to December 31, 1999

                                                                                                             FOR THE
                                                                                                              PERIOD
                                                                                                               FROM
                                                                                                            INCEPTION
                                                                             FOR THE YEARS                (MAY 14, 1984)
                                                                           ENDED DECEMBER 31,            TO DECEMBER 31,
                                                                         1999             1998                 1999
                                                                     --------------   --------------  -----------------------

Revenue:
    Interest income                                               $          2,184              408                  127,861
    Laboratory test income                                                      --               --                   50,187
    Revenue from sale of marketing
      rights to related party                                                   --               --                    7,004
    Miscellaneous income                                                        --               13                   12,710
    Gain on sale of investment securities                                   19,564               --                  211,753
    Debt forgiveness income                                                     --               --                   35,147
                                                                     --------------   --------------  -----------------------

                                                                            21,748              421                  444,662
Expenses:
    Write-off of deferred warrant
      registration costs                                                        --               --                   29,422
    Loss on sale of laboratory                                                  --               --                   74,710
    Realized loss on investment                                                 --               --                  178,668
    Laboratory supplies                                                         --               --                   55,244
    Consulting fees to related parties                                          --               --                   37,500
    Interest                                                                    --               --                  138,306
    Abandoned license agreement costs                                           --               --                   50,000
    Research and development                                                    --               --                   28,680
    Rent                                                                        --               --                   79,232
    Salary                                                                      --               --                  275,287
    Depreciation and amortization                                               --               --                   34,848
    Bad debt expense                                                            --               --                   17,971
    General and administrative                                              42,205            9,068                  389,396
                                                                     --------------   --------------  -----------------------

                                                                            42,205            9,068                1,389,264
                                                                     --------------   --------------  -----------------------

             Net loss                                             $        (20,457)          (8,647)                (944,602)
                                                                     ==============   ==============  =======================

             Net loss per common share                            $          (0.02)           (0.01)                   (1.12)
                                                                     ==============   ==============  =======================

             Weighted average number
               of common shares                                          1,180,494          983,233                  842,720
                                                                     ==============   ==============  =======================


See accompanying notes to financial statements.

                              IMMUNE RESPONSE, INC.
                          (a development stage company)

      Statements of Stockholder' Equity (Deficit) and Comprehensive Income

        For the Period from Inception (May 14, 1984) to December 31, 1999



                                                                                             ADDITIONAL           STOCK
                                                                      COMMON STOCK             PAID-IN         SUBSCRIPTION
                                                                   SHARES       AMOUNT         CAPITAL          RECEIVABLE
                                                                -------------  ----------   --------------   -----------------
Shares of common stock issued to officers and
    directors during the formation of the Company
    in exchange for services valued at $.0003 per share              300,000   $      30               60                  --
Shares of common stock issued during the
    formation of the Company in exchange for cash of
    $.30 per share to unrelated individuals                           46,667           5           13,995                  --
Net loss and comprehensive loss                                           --          --               --                  --
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1984                            346,667          35           14,055                  --

Net loss and comprehensive loss                                           --          --               --                  --
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1985                            346,667          35           14,055                  --

Shares of common stock issued to unrelated
    individuals in December 1986 in exchange for
    cash of:
      $.15 per share                                                  46,667           5            6,995                  --
      $.015 per share                                                  5,000           1               74                  --
Net loss and comprehensive loss                                           --          --               --                  --
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1986                            398,334          41           21,124                  --

Shares of common stock issued to unrelated
    individuals in exchange for cash of:
      $.15 per share in:
        April 1987                                                     6,667           1              999                  --
        May 1987                                                      33,333           3            4,997                  --
        June 1987                                                     33,333           3            4,997                  --
      $.075 per share in:
        April 1987                                                    33,333           3            2,497                  --

                                                              DEFICIT
                                                            ACCUMULATED            ACCUMULATED            TOTAL
                                                            DURING THE               OTHER            STOCKHOLDERS'
                                                            DEVELOPMENT          COMPREHENSIVE            EQUITY
                                                               STAGE                INCOME              (DEFICIT)
                                                         ------------------   --------------------  -------------------
Shares of common stock issued to officers and
    directors during the formation of the Company
    in exchange for services valued at $.0003 per share                 --                     --                   90
Shares of common stock issued during the
    formation of the Company in exchange for cash of
    $.30 per share to unrelated individuals                             --                     --               14,000
Net loss and comprehensive loss                                    (11,185)                    --              (11,185)
                                                         ------------------   --------------------  -------------------

             Balance at December 31, 1984                          (11,185)                    --                2,905

Net loss and comprehensive loss                                    (64,398)                    --              (64,398)
                                                         ------------------   --------------------  -------------------

             Balance at December 31, 1985                          (75,583)                    --              (61,493)

Shares of common stock issued to unrelated
    individuals in December 1986 in exchange for
    cash of:
      $.15 per share                                                    --                     --                7,000
      $.015 per share                                                   --                     --                   75
Net loss and comprehensive loss                                    (17,557)                    --              (17,557)
                                                         ------------------   --------------------  -------------------

             Balance at December 31, 1986                          (93,140)                    --              (71,975)

Shares of common stock issued to unrelated
    individuals in exchange for cash of:
      $.15 per share in:
        April 1987                                                      --                     --                1,000
        May 1987                                                        --                     --                5,000
        June 1987                                                       --                     --                5,000
      $.075 per share in:
        April 1987                                                      --                     --                2,500




                                                                     (Continued)

                              IMMUNE RESPONSE, INC.
                          (a development stage company)

      Statements of Stockholder' Equity (Deficit) and Comprehensive Income

        For the Period from Inception (May 14, 1984) to December 31, 1999




                                                                                             ADDITIONAL           STOCK
                                                                      COMMON STOCK             PAID-IN         SUBSCRIPTION
                                                                   SHARES       AMOUNT         CAPITAL          RECEIVABLE
                                                                -------------  ----------   --------------   -----------------
Shares of common stock issued in August 1987
    in exchange for cash of $.15 per share to:
      Related parties                                                 91,667   $       9           13,741                  --
      Others                                                          53,333           5            7,995                  --
Shares of common stock issued in August 1987
    to an officer and director in exchange for
    services valued at $.15 per share                                 50,000           5            7,495                  --
Net loss and comprehensive loss                                           --          --               --                  --
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1987                            700,000          70           63,845                  --

Shares of common stock issued in July 1988,
    pursuant to a public offering for cash of
    $3 per share, net of issuance costs of $199,761                  300,000          30          700,209                  --
Shares of common stock issued to underwriter
    in July 1988, pursuant to public offering for
    cash of $.0003 per share                                           9,600           1                2                  --
Shares of common stock issued in October 1988,
    pursuant to exercise of Class B warrants,
    for cash of $6 per share                                           1,000          --            6,000                  --
Shares of common stock issued in October and
    November 1988, pursuant to exercise of
    Class A warrants, for cash of $4.50 per share,
    net of issuance costs of $100                                     18,233           2           81,948                  --
Net loss and comprehensive loss                                           --          --               --                  --
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1988                          1,028,833         103          852,004                  --

                                                              DEFICIT
                                                            ACCUMULATED            ACCUMULATED            TOTAL
                                                            DURING THE               OTHER            STOCKHOLDERS'
                                                            DEVELOPMENT          COMPREHENSIVE            EQUITY
                                                               STAGE                INCOME              (DEFICIT)
                                                         ------------------   --------------------  -------------------
Shares of common stock issued in August 1987
    in exchange for cash of $.15 per share to:
      Related parties                                                   --                     --               13,750
      Others                                                            --                     --                8,000
Shares of common stock issued in August 1987
    to an officer and director in exchange for
    services valued at $.15 per share                                   --                     --                7,500
Net loss and comprehensive loss                                    (41,815)                    --              (41,815)
                                                         ------------------   --------------------  -------------------

             Balance at December 31, 1987                         (134,955)                    --              (71,040)

Shares of common stock issued in July 1988,
    pursuant to a public offering for cash of
    $3 per share, net of issuance costs of $199,761                     --                     --              700,239
Shares of common stock issued to underwriter
    in July 1988, pursuant to public offering for
    cash of $.0003 per share                                            --                     --                    3
Shares of common stock issued in October 1988,
    pursuant to exercise of Class B warrants,
    for cash of $6 per share                                            --                     --                6,000
Shares of common stock issued in October and
    November 1988, pursuant to exercise of
    Class A warrants, for cash of $4.50 per share,
    net of issuance costs of $100                                       --                     --               81,950
Net loss and comprehensive loss                                   (102,626)                    --             (102,626)
                                                         ------------------   --------------------  -------------------

             Balance at December 31, 1988                         (237,581)                    --              614,526




                                                                     (Continued)

                              IMMUNE RESPONSE, INC.
                          (a development stage company)

      Statements of Stockholder' Equity (Deficit) and Comprehensive Income

        For the Period from Inception (May 14, 1984) to December 31, 1999



                                                                                             ADDITIONAL           STOCK
                                                                      COMMON STOCK             PAID-IN         SUBSCRIPTION
                                                                   SHARES       AMOUNT         CAPITAL          RECEIVABLE
                                                                -------------  ----------   --------------   -----------------
Shares of common stock issued in January 1989,
    pursuant to the exercise of 3,433 "A"  warrants
    at $4.50 per share, net of issuance costs of $184                  3,433   $      --           15,266                  --
Shares of common stock issued in January 1989,
    pursuant to the exercise of 9,300 "A" warrants
    at $4.50 per share, net of issuance costs of $70                   9,300           1           41,779                  --
Net loss and comprehensive loss                                           --          --               --                  --
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1989                          1,041,566         104          909,049                  --

Net loss and comprehensive loss                                           --          --               --                  --
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1990                          1,041,566         104          909,049                  --

Shares received from employee as part of
    June 1991 sale of laboratory assets                              (58,333)         (6)              --                  --
Shares placed in treasury in June 1991                                58,333           6               --                  --
Net loss and comprehensive loss                                           --          --               --                  --
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1991                          1,041,566         104          909,049                  --

Net loss and comprehensive loss                                           --          --               --                  --
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1992                          1,041,566         104          909,049                  --

Net loss and comprehensive loss                                           --          --               --                  --
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1993                          1,041,566         104          909,049                  --

Net loss and comprehensive loss                                           --          --               --                  --
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1994                          1,041,566         104          909,049                  --

                                                               DEFICIT
                                                             ACCUMULATED            ACCUMULATED            TOTAL
                                                             DURING THE               OTHER            STOCKHOLDERS'
                                                             DEVELOPMENT          COMPREHENSIVE            EQUITY
                                                                STAGE                INCOME              (DEFICIT)
                                                          ------------------   --------------------  -------------------
Shares of common stock issued in January 1989,
    pursuant to the exercise of 3,433 "A"  warrants
    at $4.50 per share, net of issuance costs of $184                    --                     --               15,266
Shares of common stock issued in January 1989,
    pursuant to the exercise of 9,300 "A" warrants
    at $4.50 per share, net of issuance costs of $70                     --                     --               41,780
Net loss and comprehensive loss                                    (210,550)                    --             (210,550)
                                                          ------------------   --------------------  -------------------

             Balance at December 31, 1989                          (448,131)                    --              461,022

Net loss and comprehensive loss                                    (170,446)                    --             (170,446)
                                                          ------------------   --------------------  -------------------

             Balance at December 31, 1990                          (618,577)                    --              290,576

Shares received from employee as part of
    June 1991 sale of laboratory assets                                  --                     --                   (6)
Shares placed in treasury in June 1991                                   --                     --                    6
Net loss and comprehensive loss                                    (247,279)                    --             (247,279)
                                                          ------------------   --------------------  -------------------

             Balance at December 31, 1991                          (865,856)                    --               43,297

Net loss and comprehensive loss                                     (61,434)                    --              (61,434)
                                                          ------------------   --------------------  -------------------

             Balance at December 31, 1992                          (927,290)                    --              (18,137)

Net loss and comprehensive loss                                     (40,873)                    --              (40,873)
                                                          ------------------   --------------------  -------------------

             Balance at December 31, 1993                          (968,163)                    --              (59,010)

Net loss and comprehensive loss                                     (95,355)                    --              (95,355)
                                                          ------------------   --------------------  -------------------

             Balance at December 31, 1994                        (1,063,518)                    --             (154,365)





                                                                     (Continued)

                              IMMUNE RESPONSE, INC.
                          (a development stage company)

      Statements of Stockholder' Equity (Deficit) and Comprehensive Income

        For the Period from Inception (May 14, 1984) to December 31, 1999



                                                                                             ADDITIONAL           STOCK
                                                                      COMMON STOCK             PAID-IN         SUBSCRIPTION
                                                                   SHARES       AMOUNT         CAPITAL          RECEIVABLE
                                                                -------------  ----------   --------------   -----------------
Net income                                                                --   $      --               --                  --
Net unrealized change in investment securities                            --          --               --                  --

    Comprehensive income
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1995                          1,041,566         104          909,049                  --

Net income                                                                --          --               --                  --
Net unrealized change in investment securities                            --          --               --                  --
    Comprehensive income
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1996                          1,041,566         104          909,049                  --

Net loss                                                                  --          --               --                  --
Net unrealized change in investment securities                            --          --               --                  --

    Comprehensive loss
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1997                          1,041,566         104          909,049                  --

Net loss                                                                  --          --               --                  --
Net unrealized change in investment securities                            --          --               --                  --

    Comprehensive loss
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1998                          1,041,566         104          909,049                  --

Net loss                                                                  --          --               --                  --
Net unrealized change in investment securities                            --          --               --                  --

    Comprehensive loss

Shares of common stock issued at $.30 per share,
  net of issuance costs of $1,665, in:
        October 1999                                                 113,333          11           33,989                  --
        November 1999                                                886,667          89          264,246            (100,000)
                                                                -------------  ----------   --------------   -----------------

             Balance at December 31, 1999                          2,041,566 $       204        1,207,284            (100,000)
                                                                =============  ==========   ==============   =================

                                                                DEFICIT
                                                              ACCUMULATED            ACCUMULATED            TOTAL
                                                              DURING THE               OTHER            STOCKHOLDERS'
                                                              DEVELOPMENT          COMPREHENSIVE            EQUITY
                                                                 STAGE                INCOME              (DEFICIT)
                                                           ------------------   --------------------  -------------------
Net income                                                           106,276                     --              106,276
Net unrealized change in investment securities                            --                 48,260               48,260
                                                                                                      ------------------
    Comprehensive income                                                                                         154,536
                                                           ------------------   --------------------  -------------------

             Balance at December 31, 1995                           (957,242)                48,260                  171

Net income                                                            71,435                     --               71,435
Net unrealized change in investment securities                            --                (44,028)             (44,028)
    Comprehensive income                                                                                          27,407
                                                           ------------------   --------------------  -------------------

             Balance at December 31, 1996                           (885,807)                 4,232               27,578

Net loss                                                             (29,691)                    --              (29,691)
Net unrealized change in investment securities                            --                    (93)                 (93)
                                                                                                      ------------------
    Comprehensive loss                                                                                           (29,784)
                                                           ------------------   --------------------  -------------------

             Balance at December 31, 1997                           (915,498)                 4,139               (2,206)

Net loss                                                              (8,647)                    --               (8,647)
Net unrealized change in investment securities                            --                   (838)                (838)
                                                                                                      ------------------
    Comprehensive loss                                                                                            (9,485)
                                                           ------------------   --------------------  -------------------

             Balance at December 31, 1998                           (924,145)                 3,301              (11,691)

Net loss                                                             (20,457)                    --              (20,457)
Net unrealized change in investment securities                            --                 13,491               13,491
                                                                                                      ------------------
    Comprehensive loss                                                                                            (6,966)
                                                                                                      ------------------
Shares of common stock issued at $.30 per share,
  net of issuance costs of $1,665, in:
        October 1999                                                      --                     --               34,000
        November 1999                                                     --                     --              164,335
                                                           ------------------   --------------------  -------------------

             Balance at December 31, 1999                           (944,602)                16,792              179,678
                                                           ==================   ====================  ===================


See accompanying notes to financial statements.

                              IMMUNE RESPONSE, INC.
                          (a development stage company)

                            Statements of Cash Flows

      Years Ended December 31, 1999 and 1998 and the Period from Inception
                       (May 14, 1984) to December 31, 1999

                                                                                                             FOR THE
                                                                                                              PERIOD
                                                                                                               FROM
                                                                                                            INCEPTION
                                                                             FOR THE YEARS                (MAY 14, 1984)
                                                                           ENDED DECEMBER 31,             TO DECEMBER 31,
                                                                         1999             1998                 1999
                                                                     --------------   --------------  -----------------------

Cash flows from operating activities:
    Net loss                                                      $        (20,457)          (8,647)                (944,602)
    Adjustments to reconcile net loss
      to net cash provided by operating activities:
        Depreciation                                                            --               --                   34,848
        Abandoned license agreement costs                                       --               --                   50,000
        Services for stock                                                  34,000               --                   41,597
        Bad debt expense                                                        --               --                   10,887
        Realized net gain on investment securities                         (19,564)              --                  (33,083)
        Write-off of deferred warrant
           registration costs                                                   --               --                   29,422
    Changes in assets and liabilities:
      Increase in deferred merger costs                                    (18,226)              --                  (18,226)
      Increase in notes receivable                                        (100,000)              --                 (392,395)
      Increase in interest receivable                                       (1,537)              --                   (1,537)
      Increase in accounts payable to related party                             --              515                    4,461
      Increase in interest payable to
        related party                                                           --               --                   22,453
      Increase in accounts payable to others                                20,399            1,502                   21,630
                                                                     --------------   --------------  -----------------------

             Net cash used by operating activities                        (105,385)          (6,630)              (1,174,545)
                                                                     --------------   --------------  -----------------------

Cash flows from investing activities:
    Proceeds from sale of investment securities                             22,221               --                  320,291
    Purchase of certificates of deposit                                         --               --                  (75,278)
    Redemption of certificates of deposit                                       --               --                   75,278
    Capital expenditures                                                        --               --                  (92,094)
    Disposal of laboratory assets                                               --               --                   57,246
    Purchase of license agreement                                               --               --                  (50,000)
    Acquisition of investment - related party                                   --               --                   (7,000)
                                                                     --------------   --------------  -----------------------

             Net cash provided by investing activities                      22,221               --                  228,443
                                                                     --------------   --------------  -----------------------





                                                                     (continued)

                            IMMUNE RESPONSE, INC.
                        (a development stage company)

                     Statements of Cash Flows, continued

     Years Ended December 31, 1999 and 1998 and the Period from Inception
                     (May 14, 1984) to December 31, 1999

                                                                                                             FOR THE
                                                                                                              PERIOD
                                                                                                               FROM
                                                                                                            INCEPTION
                                                                             FOR THE YEARS                (MAY 14, 1984)
                                                                           ENDED DECEMBER 31,             TO DECEMBER 31,
                                                                         1999             1998                 1999
                                                                     --------------   --------------  -----------------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable to bank               $             --               --                   50,000
    Proceeds from issuance of notes payable to
      related party and other                                                   --               --                  144,964
    Payments to retire notes payable to bank                                    --               --                  (50,000)
    Payments to retire notes payable to others                                  --               --                  (68,864)
    Payments to retire notes payable to related party                           --               --                  (76,100)
    Increase in deferred warrant registration costs                             --               --                  (29,422)
    Proceeds from issuance of common stock                                 164,335               --                1,065,891
                                                                     --------------   --------------  -----------------------

             Net cash provided by financing activities                     164,335               --                1,036,469
                                                                     --------------   --------------  -----------------------

             Net increase (decrease) in cash and cash
               equivalents                                                  81,171           (6,630)                  90,367
                                                                     --------------   --------------  -----------------------

Cash and cash equivalents at beginning of period                             9,195           15,825                       --
                                                                     --------------   --------------  -----------------------

Cash and cash equivalents at end of period                        $         90,366            9,195                   90,367
                                                                     ==============   ==============  =======================

SUPPLEMENTAL CASH FLOW INFORMATION:

    Interest paid                                                 $             --               --                  138,306
                                                                     ==============   ==============  =======================

NON-CASH FINANCING ACTIVITIES:
    Common stock issued in exchange for stock
      subscription receivable                                     $        100,000               --                  100,000
    Investment in common stock of related entity
      received in exchange for marketing rights                                 --               --                    7,000
    Exchange of note receivable for investment in SAC                           --               --                  281,506
                                                                     ==============   ==============  =======================


See accompanying notes to financial statements.

                              IMMUNE RESPONSE, INC.
                        (A development stage enterprise)

                          Notes to Financial Statements


1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         (a)  NATURE OF BUSINESS

              Immune Response, Inc. (the Company) was incorporated under the laws of the State of Colorado on May 14, 1984 as Med Mark Technologies, Inc. and was inactive during the period from July 1, 1985 to November 9, 1986. On November 10, 1986, the Company changed its name to Immune Response, Inc. and resumed its organizational activities.

              Until the Company sold its laboratory assets in May 1991, the Company performed research and provided testing facilities for disorders of the immune system. Although the Company received laboratory test income and revenue from the sale of marketing rights in 1990 and early 1991, the amounts received were minimal and did not represent revenues from the Company's principal planned line of business. The Company has been inactive since the sale of its lab assets in May 1991. The Company's Directors do maintain some minimal level of activity which is performed at another entity affiliated with the Directors. The Company reimburses the affiliated entity for these activities. These amounts are included in accounts payable to related parties in the accompanying balance sheet. The Company also owes $22,453 in accrued interest to this entity.

              The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses in each period since inception. There is no assurance that the Company will be profitable in the future.

        (b)   CASH AND CASH EQUIVALENTS

              Cash equivalents consist of money market funds. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         (c)  INVESTMENT SECURITIES

              Investment securities at December 31, 1999 consist of equity securities. The Company classifies its equity securities as available-for-sale. These securities are recorded at fair value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

              A decline in the market value of available-for-sale securities below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned.

                              IMMUNE RESPONSE, INC.
                        (A development stage enterprise)

                          Notes to Financial Statements


         (d)  USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (e)  FINANCIAL INSTRUMENTS

              At December 31, 1999 and 1998, the financial statement carrying amounts of cash and cash equivalents, current assets, current liabilities and current notes receivable approximated the fair value of these instruments because of the short-term maturity of these instruments. The fair value of investment securities are based on quoted market prices at the reporting date for those investments.

        (f)   RECENT ACCOUNTING PRONOUNCEMENTS

              The Company adopted the provisions of Statement of Financial Accounting Standards "(SFAS") No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 requires the Company to report in its financial statements, in addition to its net loss, comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During 1999, the Company had unrealized holding gains of $33,055, less a reclassification adjustment for gains realized in income $19,564.

              In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any reportable segments.

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Subsequently, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No.
              133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement is not expected to affect the Company, as the Company does not have any derivative instruments or engage in hedging activities.

                              IMMUNE RESPONSE, INC.
                        (A development stage enterprise)

                          Notes to Financial Statements


         (g)  INCOME TAXES

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        (h)   NET INCOME (LOSS) PER COMMON SHARE

              The net loss per common share is computed by dividing the net income (loss) by the weighted average number of shares outstanding for each period shown. There are no differences in basic and diluted loss per share for the Company related to any of the years presented. The net loss per common share for all periods presented excludes any common shares issuable upon exercise of outstanding stock options or warrants since such inclusion would be antidilutive.

2.      INVESTMENT SECURITIES

        In January of 1994, the Company converted its Class B preferred stock of MacGregor Sports and Fitness into 133,904 shares of unrestricted common stock. This conversion was completed in April of 1994 resulting in the Company owning 167,360 unrestricted shares of MacGregor's common stock at December 31, 1994. During the fourth quarter of 1995, the Company sold 133,904 of the shares in the open market for $208,567. During January of 1996, the Company sold an additional 27,500 shares in the open market for $89,503 leaving 5,956 shares still owned by the Company.

        MacGregor successfully merged with Technical Publishing Solutions, Inc. on July 31, 1996 and the combined entity was renamed IntraNet Solutions. IntraNet provides integrated solutions to large corporations for the management and distribution of business critical information contained in documents using proprietary and standard internet technologies. In October 1996, IntraNet declared a 1-for-4 reverse stock split resulting in 1,489 shares still owned by the Company at December 31, 1998. During 1999, the Company sold 1,000 shares on the open market for $22,221, leaving 489 shares still owned by the Company.

        At December 31, 1999, the Company's historical cost of the securities was $1,301. The fair value at that date was $18,093, resulting in an unrealized gain of $16,792. At December 31, 1998, the Company's historical cost of the securities was $3,958. The fair value at that date was $7,259, resulting in an unrealized gain of $3,301.

                              IMMUNE RESPONSE, INC.
                        (A development stage enterprise)

                          Notes to Financial Statements


3.      NOTE RECEIVABLE FROM OPTICON MEDICAL INC.

        On November 29, 1999, the Company executed a 8.5% note payable with Opticon Medical Inc. On December 9, 1999, the Company entered into an Agreement and Plan of Reorganization, providing for the merger of the Opticon Medical Inc. into the Company. This transaction closed on February 25, 2000 (see Note 6).

4.      INCOME TAXES

        The Company has net operating loss carryforwards of approximately $860,000 at December 31, 1999, which can be used to offset future taxable income. These net operating loss carryforwards, if not used, will expire in the years 2000-2019. The Company had a deferred tax asset of $292,000 and $302,000 at December 31, 1999 and 1998, respectively, that relates primarily to the aforementioned net operating losses. A valuation allowance equal to the full amount of the related deferred tax asset has been recorded due to the uncertainty of realization of the deferred tax asset.

        Under Sections 382 and 383 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of the net operating loss carryforwards may be limited under the change in stock ownership rules.

5.      STOCKHOLDERS' EQUITY

        On July 5, 1988, the Company completed a sale of 300,000 units of its $.0001 par value common stock in a public offering. Net proceeds from the sale were $700,239 after deducting the Underwriter's commission of $90,000 and direct offering costs of $109,761.

        Each unit consisted of one share of the Company's common stock, one Class A common stock purchase warrant and one Class B common stock purchase warrant. One Class A unit warrant entitles the holder to purchase one share of common stock at $4.50 per share. One Class B unit warrant entitles the holder to purchase one share of common stock at $6.00 per share. The Class A and Class B warrants expired on December 16, 1995.

                              IMMUNE RESPONSE, INC.
                        (A development stage enterprise)

                          Notes to Financial Statements


        STOCKHOLDERS' EQUITY (continued)

        In October and November, 1988, Class A warrants to purchase a total of 18,233 shares of common stock of the Company were exercised at $4.50 per share for total proceeds of $81,950, net of costs. In October 1988, Class B warrants to purchase 1,000 shares of common stock were exercised at $6.00 per share for total proceeds of $6,000. In January 1989, Class A warrants to purchase a total of 12,733 shares of common stock of the Company were exercised at $4.50 per share for total proceeds of $57,046, net of costs.

        During October and November 1999, the Company sold 1,000,000 shares of common stock at a price of $0.30. The Company received cash proceeds of $166,000, less issuance costs of $1,665, for 553,334 shares. In addition, the Company executed a stock subscription agreement for $100,000 for 333,333 shares and issued 113,333 shares to the Company's Officers/Directors at fair value in settlement of outstanding fees. The stock subscription receivable accrues interest at 8.5% per year. This receivable was collected in January 2000.

        On February 10, 1997, the Company's shareholders approved a 1-for-100 reverse split whereby every one hundred shares of the Company's $.0001 par value common stock were converted to one share of $.0001 par value common stock. The shareholders also approved a reduction in the number of authorized shares from 950,000,000 to 25,000,000 effective March 3, 1997. The financial statements herein have been adjusted to reflect the 1-for-100 reverse stock split back to the date of inception.

        On January 20, 2000, The Company's shareholders approved a 1-for-3 reverse stock split and authorized 1,000,000 shares of preferred stock and an increase in the authorized capital stock to 26,000,000 shares. The financial statements herein have been adjusted to reflect the 1-for-3 reverse stock split back to the date of inception.

(6)     SUBSEQUENT EVENTS AND LIQUIDITY

        On December 9, 1999, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Opticon Medical Inc., an Iowa Corporation. The Merger became effective February 25, 2000.

        At the effective date of the Merger, each outstanding share of Opticon common and preferred stock was converted to the right to receive 1.23 shares of Company common stock, $.0001 par value, so that, in the aggregate, the holders of the Opticon's stock would, on the effective date, hold 80% of the outstanding common stock of the Company, on a fully diluted basis.

        The Merger Agreement provided that the Company assume Opticon's rights and obligations under all of Opticon's outstanding options, warrants and other purchase rights. As a result, on the effective date, the right of any holder of an outstanding option, warrant, or other purchase right, was converted into the right to receive the number of shares of Company common stock as would have been issued or delivered to the holder if it had exercised the warrant or option and received the shares of Opticon stock upon such exercise immediately prior to the effectiveness of the Merger. At the option of the holder, the Debentures may be converted, either in whole or in part, into common shares, at any time, and from time to time, at a conversion price per share of common stock equal to the lesser of: (a) $4.50 and (b) 65% of the market price of the Company. On the third anniversary of the Debentures, the Company shall convert all debt outstanding at the conversion price unless such conversion would exceed 19.99% of the common stock outstanding on the mandatory conversion date, unless the Company's shareholders approve the issuance of an amount of the common stock in excess of the 19.99% threshold. In the event of no shareholder approval, any amounts in excess of the 19.99% threshold are to be redeemed in cash.

                              IMMUNE RESPONSE, INC.
                        (A development stage enterprise)

                          Notes to Financial Statements


        SUBSEQUENT EVENTS AND LIQUIDITY (continued)

        The transaction between Opticon and the Company is a business combination between an operating enterprise (Opticon) and a "shell company," (the Company) in which the shell company is the issuer of securities and the operating enterprise has been determined to be the acquiring enterprise for financial reporting purposes. Thus, the business combination will be treated for financial reporting purposes as an issuance of securities by Opticon.

        Immediately following the merger, the Company entered into Securities Purchase Agreements with certain investors whereby the Company agreed to sell, and the Investors to purchase $3 million in principal amount of 6% convertible debentures and warrants to purchase 300,000 shares of the Company's common stock.

        The convertible debt will be recorded at the amount of gross proceeds less the fair value of the warrants. The calculated conversion price at February 25, 2000, the first available conversion date, was $2.93 per share. In accordance with the FASB's Emerging Issues Task Force Issue 98-5, the difference between this conversion price and the market price of $4.50 per share will be reflected as additional interest expense in the merged company's statement of operations for the quarter ended March 31, 2000.

        On March 22, 2000, the convertible debentures were exchanged for 3,000 shares of Series A 6% Preferred Stock. The Preferred Stock has conversion terms identical to the Convertible Debentures. In addition, the Preferred Stockholders will be entitled to 6% dividends payable quarterly in cash or common stock.

        The Company has suffered recurring losses from operations. The merged company intends to use the proceeds from the convertible debentures, as well as proceeds from potential future debt or equity financing, to more fully establish its infrastructure and continue Opticon's research and development activities. There can be no assurance that the Company will be able to raise sufficient capital to fully establish its infrastructure and continue to execute its business plans. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          INDEPENDENT AUDITORS' REPORT



     The Board of Directors and Stockholders
     Opticon Medical Inc.

     We have audited the accompanying balance sheet of Opticon Medical Inc. (a development stage enterprise) as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for year ended December 31, 1999 and for the period from July 28, 1994 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period July 28, 1994 (inception) to December 31, 1999 include amounts for the period from July 28, 1994 (inception) to December 31, 1998 and year ended December 31, 1998, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period July 28, 1994 through December 31, 1998 is based solely on the report of the other auditors.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Opticon Medical Inc. (a development stage enterprise) as of December 31, 1999, and the results of its operations and its cash flows for each of the year ended December 31, 1999 and for the period July 28, 1994 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


                                                      /s/  KPMG LLP

                                                           KPMG LLP
     Columbus,Ohio
     March 24, 2000

                          INDEPENDENT AUDITORS' REPORT


     To Opticon Medical Inc.:


     We have audited the accompanying balance sheets of Opticon Medical Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998, and the period from July 28, 1994 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opticon Medical Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998, and the period from July 28, 1994 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Opticon Medical Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Opticon Medical Inc. has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        LUND KOEHLER COX & ARKEMA, LLP


     Minneapolis, Minnesota
     August 12, 1999

                              OPTICON MEDICAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 Balance Sheets

                           December 31, 1999 and 1998

                                     ASSETS                                                         1999            1998
                                                                                              ---------------  --------------

Current assets:
    Cash and cash equivalents                                                              $          13,736          51,961
    Deferred merger costs                                                                             32,344              --
    Prepaid expenses and other current assets                                                          1,031           2,641
                                                                                              ---------------  --------------

             Total current assets                                                                     47,111          54,602

Property and equipment, net                                                                           44,099          75,436
Intangibles, net of accumulated amortization of $69,700 in 1999
    and $58,084 in 1998                                                                              127,801         139,416
Deposits                                                                                               7,264           7,264
                                                                                              ---------------  --------------

             Total assets                                                                  $         226,275         276,718
                                                                                              ===============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current portion of capital lease obligations                                           $           4,644           6,776
    Note payable to Immune Response, Inc.                                                            100,000              --
    Accounts payable                                                                                  43,273          61,578
    Accrued compensation and related taxes                                                           168,178          93,410
    Accrued liabilities due to related parties for consulting services                                99,727          38,687
    Accrued interest to related parties                                                               21,446           7,606
                                                                                              ---------------  --------------

             Total current liabilities                                                               437,268         208,057

Capital lease obligations, net of current portion                                                        480           5,261
                                                                                              ---------------  --------------

             Total liabilities                                                                       437,748         213,318

Stockholders' equity (deficit):
    Preferred stock, no par value, 20,000,000 shares authorized:
      Series A convertible preferred stock, 1,200,000 shares authorized,
        1,062,613 shares issued and outstanding in 1999 and 1998;                                  1,541,581       1,541,581
        liquidation preference of $1,593,950
      Series B convertible preferred stock, 4,000,000 shares authorized,
        932,778 and 582,778 shares issued and outstanding in 1999                                  1,394,167         869,167
        and 1998, respectively; liquidation preference of $1,399,167
      Common stock, no par value, 20,000,000 shares authorized,
        2,487,495 shares issued and outstanding in 1999 and 1998                                   1,139,695       1,139,695
      Additional paid-in capital                                                                      78,500          78,500
      Deficit accumulated during the development stage                                            (4,365,416)     (3,565,543)
                                                                                              ---------------  --------------

             Total stockholders' equity (deficit)                                                   (211,473)         63,400
                                                                                              ---------------  --------------

             Total liabilities and stockholders' equity (deficit)                          $         226,275         276,718
                                                                                              ===============  ==============

See accompanying notes to financial statements.

                              OPTICON MEDICAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            Statements of Operations

    Years Ended December 31, 1999 and 1998 and the Period from July 28, 1994
                    (date of inception) to December 31, 1999

                                                                                                           CUMULATIVE
                                                                                                              FROM
                                                                                                          JULY 28, 1994
                                                                             FOR THE YEARS               (INCEPTION) TO
                                                                           ENDED DECEMBER 31,             DECEMBER 31,
                                                                         1999             1998                1999
                                                                     --------------   --------------  ----------------------

Costs and expenses:
    Selling, general and administrative                           $        550,382          459,569               1,829,256
    Research and development                                               166,761          148,924               1,218,764
    Clinical and regulatory                                                 31,136          305,202                 929,457
    Depreciation of property and equipment                                  29,991           27,157                 134,374
    Amortization of intangible assets                                       11,615           92,613                 150,695
                                                                     --------------   --------------  ----------------------

             Loss from operations                                         (789,885)      (1,033,465)             (4,262,546)
                                                                     --------------   --------------  ----------------------

    Other income (expense):
      Interest income                                                        4,621            7,601                  50,935
      Interest expense                                                     (14,609)        (136,360)               (153,805)
                                                                     --------------   --------------  ----------------------

             Total other expense                                            (9,988)        (128,759)               (102,870)
                                                                     --------------   --------------  ----------------------

             Loss before income taxes                                     (799,873)      (1,162,224)             (4,365,416)

Provision for income taxes                                                      --               --                      --
                                                                     --------------   --------------  ----------------------

             Net loss                                             $       (799,873)      (1,162,224)             (4,365,416)
                                                                     ==============   ==============  ======================


See accompanying notes to financial statements.

                              OPTICON MEDICAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  Statements of Stockholders' Equity (Deficit)
   For the Period from July 28, 1994 (Date of Inception) to December 31, 1999


                                                                 PREFERRED STOCK
                                                               SERIES A CONVERTIBLE           SERIES B CONVERTIBLE
                                                           ----------------------------   ---------------------------
                                                              SHARES         AMOUNT         SHARES      AMOUNT
                                                           -------------   ------------   -----------   -------------

Balance - July 28, 1994 (inception)                                  --    $        --            --              --
    Issuance of shares to founder                                    --             --            --              --
    Issuance of shares for services                                  --             --            --              --
    Net loss                                                         --             --            --              --
                                                           -------------   ------------   -----------   -------------

Balance - December 31, 1994                                          --             --            --              --
    Issuance of shares at $1.00 per share                            --             --            --              --
    Net loss                                                         --             --            --              --
                                                           -------------   ------------   -----------   -------------

Balance - December 31, 1995                                          --             --            --              --
    Issuance of shares at $1.00 per share                            --             --            --              --
    Issuance of shares at $1.00 per share                            --             --            --              --
    Issuance of Series A Convertible
      preferred stock at $1.50 per share,
      net of issuance costs                                     713,967      1,035,508            --              --
    Net loss                                                         --             --            --              --
                                                           -------------   ------------   -----------   -------------

Balance - December 31, 1996                                     713,967      1,035,508            --              --
    Conversion of debt at $.77 per share                             --             --            --              --
    Issuance of Series A Convertible
      preferred stock at $1.50 per share,
      net of issuance costs                                     348,646        506,073            --              --
    Net loss                                                         --             --            --              --
                                                           -------------   ------------   -----------   -------------

Balance - December 31, 1997                                   1,062,613      1,541,581            --              --
    Issuance of warrants in connection
      with convertible debentures                                    --             --            --              --
    Conversion of debt and accrued interest
      at $1.50 per share, net of issuance costs                      --             --       582,778         869,167
    Net loss                                                         --             --            --              --
                                                           -------------   ------------   -----------   -------------

Balance - December 31, 1998                                   1,062,613      1,541,581       582,778         869,167
    Issuance of Series B Convertible
      preferred stock at $1.50 per share                             --             --       350,000         525,000
    Net loss                                                         --             --            --              --
                                                           -------------   ------------   -----------   -------------

Balance - December 31, 1999                                $  1,062,613      1,541,581       932,778       1,394,167
                                                           =============   ============   ===========   =============

                                                                                                DEFICIT
                                                                                               ACCUMULATED
                                                      COMMON STOCK            ADDITIONAL        DURING THE
                                                 --------------------------     PAID-IN        DEVELOPMENT
                                                  SHARES         AMOUNT         CAPITAL           STAGE             TOTAL
                                                 -----------  -------------  --------------  -----------------  ---------------

Balance - July 28, 1994 (inception)                      --             --              --                 --               --
    Issuance of shares to founder                 1,500,000        219,350              --                 --          219,350
    Issuance of shares for services                  37,500          5,350              --                 --            5,350
    Net loss                                             --             --              --             (5,350)          (5,350)
                                                 -----------  -------------  --------------  -----------------  ---------------

Balance - December 31, 1994                       1,537,500        224,700              --             (5,350)         219,350
    Issuance of shares at $1.00 per share           467,495        467,495              --                 --          467,495
    Net loss                                             --             --              --           (244,982)        (244,982)
                                                 -----------  -------------  --------------  -----------------  ---------------

Balance - December 31, 1995                       2,004,995        692,195              --           (250,332)         441,863
    Issuance of shares at $1.00 per share            32,500         32,500              --                 --           32,500
    Issuance of shares at $1.00 per share           300,000        300,000              --                 --          300,000
    Issuance of Series A Convertible
      preferred stock at $1.50 per share,
      net of issuance costs                              --             --              --                 --        1,035,508
    Net loss                                             --             --              --           (770,440)        (770,440)
                                                 -----------  -------------  --------------  -----------------  ---------------

Balance - December 31, 1996                       2,337,495      1,024,695              --         (1,020,772)       1,039,431
    Conversion of debt at $.77 per share            150,000        115,000              --                 --          115,000
    Issuance of Series A Convertible
      preferred stock at $1.50 per share,
      net of issuance costs                              --             --              --                 --          506,073
    Net loss                                             --             --              --         (1,382,547)      (1,382,547)
                                                 -----------  -------------  --------------  -----------------  ---------------

Balance - December 31, 1997                       2,487,495      1,139,695              --         (2,403,319)         277,957
    Issuance of warrants in connection
      with convertible debentures                        --             --          78,500                 --           78,500
    Conversion of debt and accrued interest
      at $1.50 per share, net of issuance costs          --             --              --                 --          869,167
    Net loss                                             --             --              --         (1,162,224)      (1,162,224)
                                                 -----------  -------------  --------------  -----------------  ---------------

Balance - December 31, 1998                       2,487,495      1,139,695          78,500         (3,565,543)          63,400
    Issuance of Series B Convertible
      preferred stock at $1.50 per share                 --             --              --                 --          525,000
    Net loss                                             --             --              --           (799,873)        (799,873)
                                                 -----------  -------------  --------------  -----------------  ---------------

Balance - December 31, 1999                       2,487,495      1,139,695          78,500         (4,365,416)        (211,473)
                                                 ===========  =============  ==============  =================  ===============

See accompanying notes to financial statements.

                              OPTICON MEDICAL INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            Statements of Cash Flows

   Years Ended December 31, 1999 and 1998 and the Period from July 28, 1994
                   (date of inception) to December 31, 1999

                                                                                                           CUMULATIVE FROM
                                                                                                            JULY 28, 1994
                                                                              FOR THE YEARS                (INCEPTION) TO
                                                                            ENDED DECEMBER 31,                DECEMBER 31,
                                                                           1999             1998                1999
                                                                      ---------------  ---------------  ----------------------

Cash flows from operating activities:
    Net loss                                                          $     (799,873)      (1,162,224)             (4,365,416)
    Adjustment to reconcile net loss to cash used in
      operating activities:
        Depreciation and amortization                                         41,607          119,770                 285,070
        Loss on disposal                                                       1,345               --                   1,344
        Amortization of original issuance discount                                --           78,500                  78,500
        Changes in operating assets and liabilities:
           Prepaid expenses and other assets                                 (30,734)           2,154                 (40,639)
           Accounts payable                                                  (18,305)          60,979                  81,960
           Accrued liabilities                                               135,808           62,628                 229,218
           Accrued interest to related parties                                13,840           55,899                  70,614
                                                                      ---------------  ---------------  ----------------------

               Cash used in operating activities                            (656,312)        (782,294)             (3,659,349)

Cash flows from investing activities:
    Purchases of property and equipment                                           --          (37,899)               (158,306)
    Purchases of intangibles                                                      --               --                 (59,147)
                                                                      ---------------  ---------------  ----------------------

               Cash used in investing activities                                  --          (37,899)               (217,453)

Cash flows from financing activities:
    Proceeds from the issuance of Series A
      convertible preferred stock, net                                            --               --               1,541,581
    Proceeds from the issuance of Series B
      convertible preferred stock                                            525,000               --                 525,000
    Proceeds from the issuance of common stock                                    --               --                 805,345
    Proceeds from the issuance of note payable to Immune
      Response, Inc.                                                         100,000               --                 100,000
    Proceeds from convertible debentures with warrants                            --          525,000                 525,000
    Proceeds from convertible promissory note with
      warrants                                                                    --          300,000                 300,000
    Proceeds from long-term debt                                                  --               --                 115,000
    Series B convertible preferred stock issuance costs                           --           (5,000)                 (5,000)
    Payments on capital lease obligations                                     (6,913)          (6,036)                (16,389)
                                                                      ---------------  ---------------  ----------------------

               Cash provided by financing activities                         618,087          813,964               3,890,537

Increase (decrease) in cash and cash equivalents                             (38,225)          (6,229)                 13,735

Cash and cash equivalents, beginning of period                                51,961           58,190                      --
                                                                      ---------------  ---------------  ----------------------

Cash and cash equivalents, end of period                              $       13,736           51,961                  13,735
                                                                      ===============  ===============  ======================

SUPPLEMENTAL CASH FLOWS INFORMATION:
    Cash paid for interest                                            $          769            1,962                   4,692
                                                                      ===============  ===============  ======================
NONCASH INVESTING ACTIVITY:
    Equipment acquired through capital lease obligations              $           --               --                  21,513
                                                                      ===============  ===============  ======================
NONCASH FINANCING ACTIVITIES:
    Conversion of debt in exchange for common stock                   $           --               --                 115,000
                                                                      ===============  ===============  ======================
    Conversion of debt and accrued interest in exchange for
      Series B convertible preferred stock                            $           --          874,167                 874,167
                                                                      ===============  ===============  ======================
    Issuance of common stock in exchange for intangibles              $           --               --                 219,350
                                                                      ===============  ===============  ======================

See accompanying notes to financial statements.

                              OPTICON MEDICAL INC.
                        (a development stage enterprise)

                        Notes to the Financial Statements

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        (a)   NATURE OF BUSINESS

              Opticon Medical Inc. (the Company) was incorporated in Iowa on July 28, 1994 and is currently headquartered in Dublin, Ohio. The Company was formed to design, develop and market innovative, cost-effective disposable devices to manage and control the symptoms of urinary incontinence in adults. The Company plans to market its product in the United States and other world markets using multiple distribution channels.

              The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses in each period since inception. There is no assurance that the Company will be profitable in the future.

        (b)   CASH AND CASH EQUIVALENTS

              Cash equivalents consist of overnight repurchase agreements with an initial term of less than three months. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

        (c)   PROPERTY AND EQUIPMENT

              Property and equipment are recorded at cost. Property and equipment under capital leases are stated at the present value of the minimum lease payments.

              Depreciation on property and equipment is calculated using accelerated methods (primarily double declining balance) over the estimated useful lives of the assets ranging from three to seven years. Property and equipment held under capital leases and leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset and is included in depreciation. Maintenance, repairs and minor renewals are expensed when incurred.

        (d)   RESEARCH AND DEVELOPMENT COSTS

              Research and development costs are charged to expense when incurred.

        (e)   INTANGIBLES

              The Company's founder paid certain patent and intellectual property costs prior to incorporating the Company. The founder contributed this property in exchange for common stock valued at $219,350. These amounts were capitalized and are being amortized using the straight-line method over 17 years. Intellectual property consists of designs, concepts and inventions related to the Company's urinary product development.

                              OPTICON MEDICAL INC.
                        (a development stage enterprise)

                        Notes to the Financial Statements


        (f)   USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (g)   FINANCIAL INSTRUMENTS

              At December 31, 1999 and 1998, the financial statement carrying amounts of cash and cash equivalents, current assets, current liabilities and current notes payable approximated the fair value of these instruments because of the short-term maturity of these instruments.

        (h)   RECENT PRONOUNCEMENTS

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Subsequently, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No.
              133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement is not expected to affect the Company, as the Company does not have any derivative instruments or engage in hedging activities.

        (i)   INCOME TAXES

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        (j) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

              Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

                              OPTICON MEDICAL INC.
                        (a development stage enterprise)

                        Notes to the Financial Statements


        (k)   ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES

              The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

2.      PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31:

                                                                                             1999             1998

        Leasehold improvements (useful life of 3 years)                                 $     35,198           36,543
        Tooling, fixtures and equipment (useful lives of 5-7 years)                          143,275          142,276
                                                                                        ---------------  ---------------

                Total                                                                        178,473          179,819
        Less:  accumulated depreciation and amortization                                     134,374          104,383
                                                                                        ---------------  ---------------

                Property and equipment, net                                             $     44,099           75,436
                                                                                        ===============  ===============


        Included in property and equipment is approximately $22,000 of equipment under capital leases at December 31, 1999 and 1998. Accumulated amortization on this equipment was approximately $18,000 and $12,000 at December 31, 1999 and 1998, respectively.

                              OPTICON MEDICAL INC.
                        (a development stage enterprise)

                        Notes to the Financial Statements


3.      LEASES

        The Company has one operating lease having an initial or remaining noncancelable lease term in excess of one year for its principal office facility and has various other capital leases for property and equipment. The Company's operating lease requires annual base rent, including the Company's pro rata share of real estate taxes and operating expenses. Future minimum lease payments under the noncancelable leases are as follows:

                                                                                          CAPITAL          OPERATING
                                                                                          LEASES            LEASES
                                                                                      ----------------  ----------------
        Year ending December 31:
        2000                                                                          $      4,851            59,780
        2001                                                                                   489            45,315
                                                                                      ----------------  ----------------

                Total minimum lease payments                                                 5,340           105,095
                                                                                                        ================

        Less amount representing interest (at rates of
            12.4% to 13.2%)                                                                   (216)
                                                                                      ----------------

        Present value of minimum lease payments                                              5,124
        Less: current portion of capital lease obligations                                   4,644
                                                                                      ----------------

        Capital lease obligations, less current portion                               $        480
                                                                                      ================


        Total rent expense was $58,997 in 1999 and $66,398 in 1998.


4.      NOTE PAYABLE TO IMMUNE RESPONSE

        On November 29, 1999, the Company executed a 8.5% note payable with Immune Response, Inc. On December 9, 1999, the Company entered into an Agreement and Plan of Reorganization, providing for the merger of the Company into Immune Response, Inc. This transaction closed on February 25, 2000 (see Note 8).

                              OPTICON MEDICAL INC.
                        (a development stage enterprise)

                        Notes to the Financial Statements

5.      INCOME TAXES

        The Company has net operating loss carryforwards of approximately $4.1 million at December 31, 1999, which can be used to offset future taxable income. These net operating loss carryforwards, if not used, will expire in the years 2009-2019. The Company had a deferred tax asset of $1,504,000 and $1,050,000 at December 31, 1999 and 1998, respectively, that relates primarily to the aforementioned net operating losses. A valuation allowance equal to the full amount of the related deferred tax asset has been recorded due to the uncertainty of realization of the deferred tax asset.

        Under Sections 382 and 383 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of the net operating loss carryforwards may be limited under the change in stock ownership rules.

6.      STOCKHOLDERS' EQUITY

        PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS - During 1995 and 1996, the Company sold 499,995 shares of its common stock in a private placement for $1.00 per share and received net proceeds of $499,995. A second private placement of common stock was completed in 1996 for 300,000 shares of common stock for $1.00 per share and resulted in net proceeds of $300,000. In connection with the second private placement, the Company issued warrants to purchase 300,000 shares of common stock at $1.00. The warrants are exercisable for 10 years.

        CONVERSION OF DEBT - During 1994, the Company entered into a venture agreement with Iowa Seed Capital Corporation. The venture agreement provided for a convertible loan of $115,000 and required the Company to pay a percentage of revenues in lieu of interest as defined in the agreement. The loan was converted into 150,000 shares of common stock in November 1997.

        During January 1998, the Company approved the issuance of Series 1998 Convertible Debentures (the Debentures) of up to $750,000. The Debentures accrued interest at 10%, and were secured by substantially all of the assets of the Company. During 1998, the Company issued Debentures in the amount of $525,000 and issued detachable warrants to purchase an aggregate of 378,512 shares of common stock at an exercise price of $1.50 exercisable for ten years. The proceeds from the issuance of the Debentures and warrants were allocated between the Debentures and warrants based on the relative fair value of the two securities at the time of issuance. The resulting original issuance discount of $71,500 was amortized as interest expenses during the year ended December 31, 1998. The principal and accrued interest on the Debentures were converted into 378,512 shares of the Company's Series B convertible preferred stock in December 1998 at a conversion price of $1.50 per share.

        During August 1998, a stockholder of the Company advanced the Company $300,000 pursuant to a convertible promissory note. The convertible promissory note accrued interest at 6%. The principal and four months' accrued interest on the loan were converted into 204,266 shares of the Company's Series B preferred stock in December 1998 at a conversion price of $1.50 per share. Concurrent with the issuance of the convertible promissory note, the Company also issued a ten year warrant to purchase 30,000 shares of common stock of the Company to the stockholder at an exercise price of $1.50 per share. The proceeds from the issuance of the convertible promissory note and warrants were allocated between the convertible promissory note and warrants based on the relative fair value of the two securities at the time of issuance. The resulting original issuance discount of $7,000 was amortized as interest expense during the year ended December 31, 1998.

                              OPTICON MEDICAL INC.
                        (a development stage enterprise)

                        Notes to the Financial Statements


        STOCKHOLDERS' EQUITY (continued)

        PRIVATE PLACEMENT OF SERIES A CONVERTIBLE PREFERRED STOCK - During 1996 and 1997, the Company sold 1,062,633 shares of Series A convertible preferred stock (Series A preferred stock) in a private offering for $1.50 per share and received net proceeds of $1,541,581. Dividends are payable on the Series A preferred stock only if declared by the Board of Directors. No dividends have been declared to date. The Series A preferred stockholders are entitled to a liquidation preference of $1.50 per share. Series A preferred shares are eligible to vote on stockholder matters on an "as if converted" basis with holders of the Company's common stock. The Series A preferred stock is convertible at the option of the holder into common stock at any time on a share-for-share basis. The Series A preferred stock will be automatically converted into common stock upon the occurrence of a significant initial public offering.

        SERIES B CONVERTIBLE PREFERRED STOCK - During 1998, the Company converted debt and accrued interest of $874,167 into 582,778 shares of Series B convertible preferred stock (Series B preferred stock). Dividends are payable on the Series B preferred stock only if declared by the Board of Directors. No dividends have been declared to date. The Series B preferred stockholders are entitled to a liquidation preference of $1.50 per share. Series B preferred shares are eligible to vote on stockholder matters on an "as if converted" basis with holders of the Company's common stock. The Series B preferred stock is convertible at the option of the holder into common stock at any time on a share-for-share basis. The Series B preferred stock will be automatically converted into common stock upon the occurrence of a significant initial public offering.

        In February, May and June 1999, the Company sold 350,000 shares of its Series B convertible preferred stock in a private placement for $1.50 per share, and received gross proceeds of $525,000. Concurrent with the issuance of the Series B preferred shares, the Company also issued five year warrants to purchase 60,000 shares of common stock of the Company at an exercise price of $2.00 per share.

        STOCK OPTION PLANS - The Company adopted an Incentive Stock Option Plan, pursuant to which options to acquire an aggregate of 1,000,000 shares of the Company's common stock may be granted at fair market value as determined by the Board of Directors. In general, the options granted vest as determined by the Board of Directors ranging from immediately to four years, and expire five or ten years from the date of the grant. In addition, the Company adopted a Director Stock Option Plan, pursuant to which options to acquire an aggregate of 1,000,000 shares of the Company's common stock may be granted at fair market value as determined by the Board of Directors. In general, the options granted vest as determined by the Board of Directors ranging from immediately to three years, and expire five or ten years from the date of grant.

                              OPTICON MEDICAL INC.
                        (a development stage enterprise)

                        Notes to the Financial Statements


        STOCKHOLDERS' EQUITY (continued)

        The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options. According, no compensation cost has been recognized for its stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (Statement 123), the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                                                       CUMULATIVE
                                                                                                     FROM JULY 28,
                                                                                                          1994
                                                   YEAR ENDED                YEAR ENDED             (INCEPTION ) TO
                                                  DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                                                      1999                      1998                      1999
                                             ------------------------  ------------------------  -----------------------

        Net loss:
            As reported                   $          817,423                     1,162,224             4,382,966
            Pro forma                                977,533                     1,343,260             4,853,343

        Information regarding the Company's stock options is summarized below:

                                                                                     WEIGHTED
                                                                                      AVERAGE           RANGE OF OPTION
                                                                OPTIONS           EXERCISE PRICE        EXERCISE PRICES
                                                           ------------------   --------------------  --------------------

        Options outstanding, December 31, 1997                    813,750       $          1.01             .20 - 1.10

        Granted during 1998                                       321,255                  1.38            1.00 - 1.50
                                                           ------------------

        Options outstanding, December 31, 1998                  1,135,005                  1.11             .20 - 1.50

        Granted during 1999                                        40,000                  1.50             .20 - 1.50
                                                           ------------------

        Options outstanding, December 31, 1999                 1,175,005                   1.12             .20 - 1.50
                                                           ------------------

        Weighted average fair value of options
            granted during 1999                                                 $          0.36
                                                                                ====================

        Weighted average fair value of
             options granted during 1998                                        $          0.60
                                                                                ====================

                              OPTICON MEDICAL INC.
                        (a development stage enterprise)

                        Notes to the Financial Statements


        STOCKHOLDERS' EQUITY (continued)

        The following table summarizes information about the Company's stock options outstanding at December 31, 1999:

                                                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                               --------------------------------------------          -----------------------------
                                                                                 WEIGHTED                           WEIGHTED
                                                                WEIGHTED          AVERAGE                           AVERAGE
                                                                  AVERAGE        REMAINING                         EXERCISE
                     RANGE OF                                     EXERCISE      CONTRACTUAL
                 EXERCISE PRICES                  NUMBER           PRICE            LIFE             NUMBER          PRICE
        -----------------------------------    --------------   ------------- -----------------    -----------   --------------

                      $0.20                       10,000        $0.20            6.75 years          10,000          $0.20
                   $1.00-$1.50                   1,165,005      $1.13            6.14 years         984,560          $1.11
                                               --------------                                      -----------
                   $0.20-$1.50                   1,175,005      $1.12            6.15 years         994,560          $1.10
                                               ==============                                      ===========


        In determining the compensation cost of the options granted, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the following assumptions:

               Risk free interest rate                          5.5%
               Expected life of options granted            5-10 years
               Expected dividend yield                          0%
                                                         ==============

7.      RELATED PARTIES

        EMPLOYMENT AGREEMENTS -The Company has employment agreements with two of its officers. In February 1998, the agreements were amended whereby the officers elected to defer a portion of their annual compensation. The deferred amount accrues interest at 10% and is convertible into approximately 36,000 shares of Series B preferred stock at $1.50 per share as defined in the amended agreements. At December 31, 1999, the Company had accrued deferred compensation totaling $164,000. The Company had also accrued $20,700 at December 31, 1999 in interest under these agreements, which is included in accrued interest due to related parties. Subsequent to year-end, the Company settled all of these obligations in cash, with the exception of $22,000, which was used to exercise outstanding stock options.

        CONSULTING AGREEMENTS - On November 1, 1997, the Company entered into a consulting agreement with a director, stockholder and the original founder of the Company. The agreement is for a four-year period and requires annual consulting fees of $110,000 for the first two years and $75,000 for the last two years of the agreement. The agreement includes a two-year non-compete provision. In addition, the Company also has a consulting agreement with a consulting company affiliated with a member of the Company's Board of Directors. The Company incurred costs of $45,150 in 1999 and $60,000 in 1998 under this agreement. Amounts due under both agreements are included in accrued liability due to related parties for consulting services in the accompanying balance sheets.

                              OPTICON MEDICAL INC.
                        (a development stage enterprise)

                        Notes to the Financial Statements


 8.     SUBSEQUENT EVENTS AND LIQUIDITY

        On December 9, 1999, the Company entered into an Agreement and Plan or Reorganization (the "Merger Agreement") with Immune Response, Inc (Immune), a Colorado Corporation. The Company's shareholders approved and adopted the merger agreement on January 28, 2000. The Merger became effective February 25, 2000.

        At the effective date of the Merger, each outstanding share of common stock, Series A preferred stock, and Series B preferred stock was converted to the right to receive 1.23 shares of common stock, $.0001 par value, of Immune, so that, in the aggregate, the holders of the Company's stock would, on the effective date, hold 80% of the outstanding common stock of Immune, on a fully diluted basis.

        The Merger Agreement provided that Immune assume the Company's rights and obligations under all of the Company's outstanding options, warrants and other purchase rights. As a result, on the effective date, the right of any holder of an outstanding option, warrant, or other purchase right, was converted into the right to receive the number of shares of Immune common stock as would have been issued or delivered to the holder if it had exercised the warrant or option and received the shares of Company stock upon such exercise immediately prior to the effectiveness of the Merger.

        The transaction between Immune and the Company is a business combination between an operating enterprise (the Company) and a "shell company," (Immune) in which the shell company is the issuer of securities and the operating enterprise has been determined to be the acquiring enterprise for financial reporting purposes. Thus, the business combination will be treated for financial reporting purposes as an issuance of securities by the Company.

        Immediately following the merger, Immune entered into Securities Purchase Agreements with certain investors whereby Immune agreed to sell, and the Investors to purchase $3 million in principal amount of 6% convertible debentures and warrants to purchase 300,000 shares of Immune's common stock at a price of $6.60 per share. At the option of the holder, the Debentures may be converted, either in whole or in part, into common shares, at any time, and from time to time, at a conversion price per share of common stock equal to the lesser of: (a) $4.50 and
        (b) 65% of the market price of Immune Response, Inc. On the third anniversary of the Debentures, Immune shall convert all debt outstanding at the conversion price unless such conversion would exceed 19.99% of the common stock outstanding on the mandatory conversion date, unless Immune's shareholders approve the issuance of an amount of the common stock in excess of the 19.99% threshold. In the event of no shareholder approval, any amounts in excess of 19.99% are to be redeemed for cash.

        The convertible debt will be recorded at the amount of gross proceeds less the fair value of the warrants. The calculated conversion price at February 25, 2000, the first available conversion date, was $2.93 per share. In accordance with the FASB's Emerging Issues Task Force Issue 98-5, the difference between this conversion price and the market price of $4.50 per share will be reflected as additional interest expense in the merged company's statement of operations for the quarter ended March 31, 2000.

                              OPTICON MEDICAL INC.
                        (a development stage enterprise)

                        Notes to the Financial Statements


        SUBSEQUENT EVENTS AND LIQUIDITY (continued)

        On March 22, 2000, the convertible debentures were exchanged for 3,000 shares of Series A 6% Preferred Stock. The Preferred Stock has conversion terms identical to the Convertible Debentures. In addition, the Preferred Stockholders will be entitled to 6% dividends payable quarterly in cash or common stock.

        The Company has suffered recurring losses from operations and has a net capital deficiency as of December 31, 1999. The merged company intends to use the proceeds from the convertible debentures, as well as proceeds from potential future debt or equity financing, to more fully establish its infrastructure and continue its research and development activities. There can be no assurance that the Company will be able to raise sufficient funds to fully establish its infrastructure and continue its research and development activities and continue to execute its business plans. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              IMMUNE RESPONSE, INC.

              Pro Forma Condensed Consolidated Financial Statements
                                   (unaudited)

On December 9, 1999, the Company, Opticon Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("Sub"), and Opticon Medical, Inc. (Opticon), an Iowa corporation entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), providing for the merger of Opticon with and into Sub (the "Merger").

The Merger Agreement was approved by the Company, acting as sole shareholder of Sub. The shareholders of Opticon approved and adopted the Merger Agreement at a special meeting held on January 28, 2000. The Merger became effective February 25, 2000. Through the Certificate of Merger, Sub changed its name to Opticon Medical, Inc.

At the Effective Date of the Merger, each outstanding share of Common Stock, no par value, Series A Preferred Stock, no par value, and Series B Preferred Stock, no par value, of Opticon, totaling 4,482,906 shares (the "Opticon Stock") and held by approximately 88 shareholders, was converted into the right to receive
1.23 shares of common stock, $.0001 par value, of the Company (the "Company Common Stock"), so that, in the aggregate, the holders of Opticon Stock would, on the Effective Date, hold 80% of the outstanding Company Common Stock, on a fully diluted basis, and the then current shareholders of the Company would hold, in the aggregate, 20% of the outstanding Company Common Stock on a fully diluted basis. No fractional shares were issued. All fractional shares of Company Common Stock to which a holder of Opticon Stock would otherwise be entitled at the Effective Date were aggregated, and any fractional share resulting from such aggregation was rounded to the nearest whole. All shares issued pursuant to the Merger Agreement were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Act").

No other consideration was provided in connection with the Merger. The merger consideration was determined based upon arms-length negotiations between the Company and Opticon.

The Merger Agreement provided that the Company assume Opticon's rights and obligations under all of Opticon's outstanding options and warrants and other purchase rights. As a result, on the Effective Date, the right of any holder of an outstanding option, warrant, or other purchase right, was converted into the right to receive the number of shares of Company Common Stock as would have been issued or delivered to the holder if it had exercised the warrant or option and received the shares of Opticon Stock upon such exercise immediately prior to the effectiveness of the Merger. At the Effective Date, there were outstanding an aggregate of 1,968,517 Opticon options and warrants.

In connection with the Merger, on January 20, 2000, the Company's shareholders approved a one-for-three reverse stock split and authorized 1,000,000 shares of preferred stock and an increase in the authorized capital stock to 26,000,000 shares. As a result, prior to the Effective Date, the Company had a total of 1,983,526 shares of Company Common Stock issued and outstanding. In the Merger, 5,513,974 shares of Company Common Stock were issued in exchange for the outstanding shares of Opticon Stock, causing the Company to have a total of 7,497,500 shares of Company Common Stock issued and outstanding. If all of the Opticon options and warrants were to be exercised, approximately another 2,421,276 shares of Company Common Stock would be issued.

Immediately following the Merger, the Company entered into Securities Purchase Agreements with certain investors (the "Investors") whereby the Company agreed to sell, and the Investors to purchase $3,000,000 in principal amount of 6% Redeemable Convertible Debentures ("Debentures"), and warrants to purchase 300,000 shares of Company Common Stock ("Warrants"), for an aggregate purchase price of $3,000,000.

The transaction between the Company and Opticon is a business combination between an operating enterprise (Opticon) and a "shell company," (the Company) in which the shell company is the issuer of securities and the operating enterprise has been determined to be the acquiring enterprise for financial reporting purposes. In this case, the business combination is being treated for financial reporting purposes as an issuance of securities by Opticon. Opticon will credit equity for the fair value of the tangible net assets of the Company (i.e., no goodwill or intangible assets will be recognized in this transaction). Costs related to this transaction will be charged directly to equity.

In future filings, the historical financial statements of Opticon (accounting acquirer) will be presented as the historical financial statements of the combined enterprise and the assets and liabilities of the Company (legal acquirer) will be accounted for as required by the purchase method of accounting without regard to which enterprise is the surviving enterprise. The results of operations of the Company (legal acquirer) will be included in the financial statements of the combined enterprise only from the date of acquisition. The equity of Opticon will be presented as the equity of the combined enterprise; however, the capital stock account of Opticon will be adjusted to reflect the par value of the outstanding stock of the Company after giving effect to the number of shares issued in the business combination. The difference between the capital stock account of Opticon and the capital stock account of the Company will be recorded as an adjustment to additional paid-in capital of the combined enterprise. For periods prior to the business combination, the equity of the combined enterprise will be the historical equity of Opticon prior to the merger retroactively restated to reflect the number of shares received in the business combination. The accumulated deficit of Opticon will be carried forward after the acquisition. Earnings (loss) per share for periods prior to the business combination will be restated to reflect the number of equivalent shares received by Opticon.

The unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1999 gives affect to the acquisition of Opticon as if it had occurred on January 1, 1999. The Pro Forma Statement of Operations is based on historical results of operations of the Company and Opticon for the year ended December 31, 1999. The unaudited Pro Forma Condensed Balance Sheet as of December 31, 1999 gives effect to the acquisition of Opticon as if the acquisition has occurred on that date. The Pro Forma Statement of Operations and the Pro Forma Balance Sheet and accompanying notes (the "Pro Forma financial information") should be read in conjunction with and are qualified by the historical financial statements of the Company and Opticon and notes thereto.

The Pro Forma Financial Information is intended for informational purposes only and is not necessarily indicative of the future financial position or future results of operations of the consolidated Company after the acquisition of Opticon, or of the financial position or results of operations of the consolidated Company that would have actually occurred has the acquisition of Opticon been effected on January 1, 1999.

                              IMMUNE RESPONSE, INC.

            Unaudited Pro Forma Condensed Consolidated Balance Sheet

                                December 31, 1999

                                                                                     IMMUNE               OPTICON
                                   ASSETS                                         RESPONSE, INC.        MEDICAL, INC.
                                                                               --------------------  -------------------

Current assets:
    Cash and cash equivalents                                                               90,366               13,736
    Investment securities                                                                   18,093
    Deferred merger costs                                                                   18,226               32,344
    Notes receivable from Opticon Medical Inc.                                             100,000                   --
    Interest receivable from related parties                                                 1,537
    Prepaid expenses and other current assets                                                   --                1,031
                                                                               --------------------  -------------------

             Total current assets                                                          228,222               47,111

Property and equipment, net                                                                     --               44,099
Intangibles, net of accumulated amortization of $69,700 in 1999
    and $58,084 in 1998                                                                         --              127,801
Other assets                                                                                    --                7,264
                                                                               --------------------  -------------------

             Total assets                                                                  228,222              226,275
                                                                               ====================  ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current portion of capital lease obligations                                                --                4,644
    Note payable to Immune Response, Inc.                                                       --              100,000
    Accounts payable                                                                        21,631               43,273
    Accrued compensation and related taxes                                                      --              168,178
    A/P and accrued liabilities to related parties                                           4,461               99,727
    Accrued interest to related parties                                                     22,453               21,446
                                                                               --------------------  -------------------

             Total current liabilities                                                      48,545              437,268

Convertible 6% Debentures                                                                       --
Capital lease obligations, net of current portion                                               --                  480
                                                                               --------------------  -------------------

             Total liabilities                                                              48,545              437,748





Stockholders' equity (deficit)                                                             179,677             (211,473)
                                                                               --------------------  -------------------

             Total liabilities and stockholders' equity (deficit)                          228,222              226,275
                                                                               ====================  ===================

                                                                                      PRO FORMA           PRO FORMA
                                   ASSETS                                               ADJUSTMENTS     AS ADJUSTED
                                                                                    ---------------    -----------------

Current assets:
    Cash and cash equivalents                                                         2,547,265    (b)        2,651,367
    Investment securities                                                                                        18,093
    Deferred merger costs                                                              (50,570)    (a)                0
    Notes receivable from Opticon Medical Inc.                                        (100,000)    (a)                0
    Interest receivable from related parties                                            (745)      (a)              792
    Prepaid expenses and other current assets                                                                     1,031
                                                                                    ---------------    -----------------

             Total current assets                                                     2,395,950               2,671,283

Property and equipment, net                                                                     --               44,099
Intangibles, net of accumulated amortization of $69,700 in 1999
    and $58,084 in 1998                                                                         --              127,801
Other assets                                                                           452,735     (b)          459,999
                                                                                    ---------------    -----------------

             Total assets                                                             2,848,685               3,303,182
                                                                                    ===============    =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current portion of capital lease obligations                                                --                4,644
    Note payable to Immune Response, Inc.                                             (100,000)    (a)                0
    Accounts payable                                                                        40,000              104,904
    Accrued compensation and related taxes                                                      --              168,178
    A/P and accrued liabilities to related parties                                              --              104,188
    Accrued interest to related parties                                                       (745)(a)           43,154
                                                                                    ---------------    -----------------

             Total current liabilities                                                     (60,745)             425,068

Convertible 6% Debentures                                                             2,225,000    (b)        2,225,000
Capital lease obligations, net of current portion                                               --                  480
                                                                                    ---------------    -----------------

             Total liabilities                                                           2,164,255            2,650,548

                                                                                       (40,000)    (a)
                                                                                       (50,570)    (a)
                                                                                       775,000     (b)
                                                                                      1,613,013    (b)
Stockholders' equity (deficit)                                                       (1,613,013)   (b)          652,634
                                                                                    ---------------    -----------------

             Total liabilities and stockholders' equity (deficit)                        2,848,685            3,303,182
                                                                                    ===============    =================

                              IMMUNE RESPONSE, INC.

       Unaudited Pro Forma Condensed Consolidated Statement of Operations

                                December 31, 1999

                                                                           IMMUNE                 OPTICON
                                                                       Response, Inc.          Medical, Inc.
                                                                    ---------------------   ---------------------

Costs and expenses:
    Selling, general and administrative                           $               42,205                 550,382
    Research and development                                                          --                 166,761
    Clinical and regulatory                                                           --                  31,136
    Depreciation of property and equipment                                            --                  29,991
    Amortization of intangible assets                                                 --                  11,615
                                                                    ---------------------   ---------------------


Loss from operations                                                             (42,205)               (789,885)
                                                                    ---------------------   ---------------------

Other income (expense):
    Interest income                                                                2,184                   4,621
    Gain on sale of stock                                                         19,564                      --



    Interest expense                                                                  --                 (14,609)
                                                                    ---------------------   ---------------------

Total other expense                                                               21,748                  (9,988)
                                                                    ---------------------   ---------------------

             Net loss                                             $              (20,457)               (799,873)
                                                                    =====================   =====================

Basic and diluted net loss per share                              $                (0.02)
                                                                    ---------------------

Weighted average basic and diluted shares outstanding                          1,180,494
                                                                    =====================

                                                                    PRO FORMA              PRO FORMA
                                                                   ADJUSTMENTS           AS ADJUSTED
                                                               ---------------------     ---------------

Costs and expenses:
    Selling, general and administrative                                          --             592,587
    Research and development                                                     --             166,761
    Clinical and regulatory                                                      --              31,136
    Depreciation of property and equipment                                       --              29,991
    Amortization of intangible assets                                            --              11,615
                                                               ---------------------     ---------------


Loss from operations                                                             --            (832,090)
                                                               ---------------------     ---------------

Other income (expense):
    Interest income                                                            (745)              6,060
    Gain on sale of stock                                                        --              19,564
                                                                                745 (a)             745
                                                                           (150,912)(b)        (150,912)
                                                                           (258,333)(b)        (258,333)
    Interest expense                                                     (1,613,013)(b)      (1,627,622)
                                                               ---------------------     ---------------

Total other expense                                                      (2,022,258)         (2,010,498)
                                                               ---------------------     ---------------

             Net loss                                                    (2,022,258)         (2,842,588)
                                                               =====================     ===============

Basic and diluted net loss per share                                                              (0.42)
                                                                                         ---------------

Weighted average basic and diluted shares outstanding                     5,513,974 (c)       6,694,468
                                                               =====================     ===============

                              IMMUNE RESPONSE, INC.

         Notes to Pro Forma Condensed Consolidated Financial Statements
                                   (unaudited)

1.       PRO FORMA ADJUSTMENTS AND ASSUMPTIONS

(a) On December 9, 1999, the Company, Opticon Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("Sub"), and Opticon Medical, Inc. (Opticon), an Iowa corporation entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), providing for the merger of Opticon with and into Sub (the "Merger").

         The Merger Agreement was approved by the Company, acting as sole shareholder of Sub. The shareholders of Opticon approved and adopted the Merger Agreement at a special meeting held on January 28, 2000. The Merger became effective February 25, 2000.

         At the Effective Date of the Merger, each outstanding share of Common Stock, no par value, Series A Preferred Stock, no par value, and Series B Preferred Stock, no par value, of Opticon, totaling 4,482,906 shares (the "Opticon Stock") and held by approximately 88 shareholders, was converted into the right to receive 1.23 shares of common stock, $.0001 par value, of the Company (the "Company Common Stock"), so that, in the aggregate, the holders of Opticon Stock would, on the Effective Date, hold 80% of the outstanding Company Common Stock, on a fully diluted basis, and the then current shareholders of the Company would hold, in the aggregate, 20% of the outstanding Company Common Stock on a fully diluted basis. No fractional shares were issued. All fractional shares of Company Common Stock to which a holder of Opticon Stock would otherwise be entitled at the Effective Date were aggregated, and any fractional share resulting from such aggregation was rounded to the nearest whole. All shares issued pursuant to the Merger Agreement were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Act").

         No other consideration was provided in connection with the Merger. The merger consideration was determined based upon arms-length negotiations between the Company and Opticon.

         In the Merger, 5,513,974 shares of Company Common Stock were issued in exchange for the outstanding shares of Opticon Stock, causing the Company to have a total of 7,497,500 shares of Company Common Stock issued and outstanding.

         The transaction between the Company and Opticon is a business combination between an operating enterprise (Opticon) and a "shell company," (the Company) in which the shell company is the issuer of securities and the operating enterprise has been determined to be the acquiring enterprise for financial reporting purposes. Thus, the business combination is being treated for financial reporting purposes as an issuance of securities by Opticon. Opticon credited equity for the fair value of the tangible net assets of the Company (i.e., no goodwill or intangible assets were recognized in this transaction). Costs related to this transaction, totaling $90,570, have been charged directly to equity.

         In addition, the intercompany notes, totaling $100,000, and the related accrued interest totaling $745 were canceled in the Merger.


(b) In connection with the Merger, the Company entered into Securities Purchase Agreements with certain investors (the "Investors") whereby the Company agreed to sell, and the Investors to purchase $3,000,000 in principal amount of 6% Redeemable Convertible Debentures ("Debentures"), and warrants to purchase 300,000 shares of Company Common Stock ("Warrants"), for an aggregate purchase price of $3,000,000.

         The Company received gross proceeds from the Debenture issuance of $3,000,000, less issuance costs of $452,735, resulting in net proceeds of $2,547,265. The issuance costs, which have been recorded as an asset, will be amortized as interest expense over the 3 year life of the Debentures. Total amortization in 1999 if the Debentures had been outstanding for the entire period would have been $150,912.

                              IMMUNE RESPONSE, INC.

         Notes to Pro Forma Condensed Consolidated Financial Statements
                                   (unaudited)

         The Company also recorded the warrants at their fair value ($775,000 calculated using a Black Sholes valuation model) as a discount on the face amount of the Debentures with a corresponding credit to additional paid-in capital. This discount will also be amortized as interest expense over the 3 year life of the Debentures. Total amortization in 1999 if the Debentures had been outstanding for the entire period would have been $258,333.

         The calculated conversion price of the Debentures at February 25, 2000, the first available conversion date, was $2.93 per share. In accordance with the FASB's Emerging Issues Tax Force Issue 98-5, the difference between this conversion price and the market price of $4.50 per share were reflected as additional interest expense in the Company's Pro Forma Condensed Statement of Operations and a credit to additional paid-in capital in the Pro Forma Condensed Balance Sheet.

(c) In the Merger, 5,513,974 shares of Company Common Stock were issued in exchange for the outstanding shares of Opticon Stock, causing the Company to have a total of 7,497,500 shares of Company Common Stock issued and outstanding. The pro forma based and diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding. The calculation of the weighted average number of shares outstanding assumes that shares issued in connection with the Merger were outstanding for the entire period. Diluted net loss per share equals basic net loss per share, as common stock equivalents are anti-dilutive for all pro forma periods presented.

                            IMMUNE RESPONSE, INC.

                        FORM 10-KSB FOR THE YEAR ENDED

                              DECEMBER 31, 1999

                                  EXHIBIT INDEX

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER                                       DESCRIPTION
       ------                                       -----------

       2.1        *        Agreement and Plan of  Reorganization,  dated December 9, 1999,  among Immune  Response,
                           Inc., Opticon Medical, Inc., and Opticon Acquisition Corporation.

       3.1        *        Amended and Restated Articles of Incorporation of the Registrant.

       3.2                 Bylaws  of  the  Registrant   (Previously  filed  with  the  Registrant's   Registration
                           Statement on Form S-18,  Commission  file no.  33-17922-C,  and  incorporated  herein by reference.)

       10.1       *        Lease between  Pharmacia & Upjohn  Company,  successor by merger to Adria  Laboratories,
                           Inc., and Opticon  Medical,  Inc., dated August 20, 1998, for the lease of real property located at 7001 Post Road, Dublin, Ohio  43016.

       10.2       *        First Amendment to Lease  Agreement  between  Pharmacia & Upjohn  Company,  successor by merger to Adria Laboratories,  Inc.,  "Landlord," and Opticon Medical,  Inc.,  "Tenant,"
                           dated October 27, 1998.

       10.3       *        Employment  Agreement,  dated March 10, 1997, between Opticon Medical,  Inc. and William
                           J. Post.

       10.4       *        Amendment to Employment  Agreement,  dated February 12, 1998,  between Opticon  Medical,
                           Inc. and William J. Post.

       10.5       *        Employment  Agreement,  dated September 9, 1997, between Opticon Medical,  Inc. and John
                           LaMarche.

       10.6       *        Amendment to Employment  Agreement,  dated February 12, 1998,  between Opticon  Medical,
                           Inc. and John LaMarche.

       10.7       *        Consulting  Agreement,  dated November 1, 1997,  between Opticon  Medical,  Inc. and Dr.
                           Fouad A. Salama, M.D.

       10.8       *        Employee Stock Option Agreement,  dated June 3, 1998, between Opticon Medical,  Inc. and
                           William J. Post.

       10.9       *        Employee  Stock  Option  Agreement,   dated  July  26,  1996,   between  Medical  Device
                           International, Inc. and John LaMarche.

       10.10      *        Employee Stock Option Agreement,  dated June 3, 1998, between Opticon Medical,  Inc. and
                           John LaMarche.

       10.11      *        Form of  Director's  Stock  Option  Agreement,  dated  May  30,  1997,  between  Opticon
                           Medical,  Inc. and Ron Eibensteiner,  Opticon Medical,  Inc. and Walter Sembrowich,  and
                           Opticon Medical, Inc. and David Lundquist.

       10.12      *        Employee  Stock  Option  Agreement,   dated  July  26,  1997,   between  Medical  Device
                           International, Inc. and F.A. Salama, M.D.

       10.13      *        Amendment to Employee Stock Opticon  Agreement,  dated November 1, 1997, between Opticon
                           Medical, Inc. and Dr. Fouad A. Salama.

       10.14      *        Form of  Securities  Purchase  Agreement  between  Immune  Response,  Inc.  and  certain investors.

       10.15      *        Form of  Registration  Rights  Agreement  between  Immune  Response,  Inc.  and  certain investors.

       16.1                Letter  from  Davis & Co.,  CPA's,  P.C.,  dated  November  2,  1999,  addressed  to the
                           Securities and Exchange  Commission.  (Previously  filed as Exhibit 16.1 to Registrant's
                           Current  Report on Form 8-K,  dated November 2, 1999,  Commission  file no.  33-17922-C, and incorporated herein by reference.)

       16.2                Letter from Gelfond  Hochstadt  Pangburn,  P.C., dated March 14, 2000,  addressed to the
                           Securities and Exchange  Commission.  (Previously  filed as Exhibit 16.1 to Registrant's
                           Current Report on Form 8-K, dated March 17, 2000,  Commission file no.  33-17922-C,  and incorporated herein by reference.)

       21         *        List of Subsidiaries

       23.1       *        Consent of KPMG LLP

       23.2       *        Consent of Lund Koehler Cox & Arkema LLP

       23.3       *        Consent of Davis & Co., CPA's, P.C.

       24         *        Powers of Attorney

       27         *        Financial Data Schedule


*      Filed with this Report.