Form 10QSB
period 2000-03-31
IMMUNE RESPONSE INC
filed 2000-05-15
CIK 824174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________.

                       Commission file number: 33-17922-C


                              IMMUNE RESPONSE, INC.
             (Exact name of Registrant as specified in its charter)

              COLORADO                              84-0950197
       (State of incorporation                   (I.R.S. Employer
          or organization)                       Identification No.)

                  7001 POST ROAD, STE. 100, DUBLIN, OHIO 43016
          (Address of principal executive offices, including zip code)

                                 (614) 336-2000
              (Registrant's telephone number, including area code)


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,524,560 common shares, $.0001 par value, on May 12, 2000.

         Transitional Small Business Disclosure Format    YES ___  NO _X_

                                TABLE OF CONTENTS

                                                                                   PAGE NO.
                                                                                   --------
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements.

               Balance Sheets March 31, 2000 and December 31, 1999                     1

               Statements of Operations For the Three Months Ended March 31,           2
               2000 and 1999, and the Period From July 28, 1984 (date of
               inception) to March 31, 2000.

               Statements of Cash Flows For the Three Months Ended March 31,           3
               2000 and 1999, and the Period From July 28, 1984 (date of
               inception) to March 31, 2000.

               Notes to Financial Statements -                                         4
               March 31, 2000.

      Item 2.  Management's Discussion and Analysis.                                   7

PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings.                                                      9

      Item 2.  Changes in Securities.                                                  9

      Item 3.  Defaults Upon Senior Securities.                                       N/A

      Item 4.  Submission of Matters to a Vote of Security Holders.                    9

      Item 5.  Other Information.                                                     N/A

      Item 6.  Exhibits and Reports on Form 8-K.                                       11

      Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                              IMMUNE RESPONSE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 Balance Sheets

                                 March 31, 2000

                                                                                      MARCH 31, 2000    DECEMBER 31, 1999
                        Assets                                                          (Unaudited)        (see note 2)
                                                                                      --------------    ------------------
Current assets:
    Cash and cash equivalents                                                           $ 2,181,053              13,736
    Deferred merger costs                                                                        --              32,344
    Prepaid expenses and other current assets                                                12,424               1,031
                                                                                        -----------         -----------

               Total current assets                                                       2,193,477              47,111

    Property and equipment, net                                                              36,601              44,099
    Intangibles, net of accumulated amortization of $72,604 in 2000
    and $69,700 in 1999                                                                     124,896             127,801
    Other assets                                                                              4,979               7,264
                                                                                        -----------         -----------

               Total assets                                                             $ 2,359,953             226,275
                                                                                        ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current portion of capital lease obligations                                        $     2,840               4,644
    Note payable to Immune Response, Inc.                                                        --             100,000
    Accounts payable                                                                         84,500              43,273
    Accounts payable and accrued liabilities to related parties                               6,250             121,173
    Dividends payable                                                                         7,000                  --
    Accrued interest on debentures                                                            9,250                  --
    Accrued compensation and related taxes                                                   30,000             168,178
    Other accrued liabilities                                                                24,148                  --
                                                                                        -----------         -----------

               Total current liabilities                                                    163,988             437,268

Capital lease obligations, net of current portion                                                --                 480
                                                                                        -----------         -----------

               Total liabilities                                                            163,988             437,748

Stockholders' equity (deficit):
    Preferred stock, $.0001 par value, 1,000,000 shares authorized:
      Series A convertible preferred stock, 3,000 shares authorized, issued and outstanding at March 31, 2000;
         liquidation preference of $3,016,250                                             1,806,369                  --
    Common stock, $.0001 par value, 25,000,000 shares authorized,
         7,524,560 shares issued and outstanding at March 31, 2000 and 7,497,500 shares issued and outstanding at December 31, 1999
         retroactively restated to reflect merger                                               752                 750
    Additional paid-in capital                                                            6,675,283           4,153,193
    Deficit accumulated during the development stage                                     (6,286,439)         (4,365,416)
                                                                                        -----------         -----------

               Total stockholders' equity (deficit)                                       2,195,965            (211,473)
                                                                                        -----------         -----------

               Total liabilities and stockholders' equity (deficit)                     $ 2,359,953             226,275
                                                                                        ===========         ===========

See accompanying notes to financial statements.

                              IMMUNE RESPONSE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            Statements of Operations
                                   (Unaudited)



                                                                                                           CUMULATIVE
                                                                                                              FROM
                                                                                                          JULY 28, 1994
                                                                           THREE MONTHS ENDED            (INCEPTION) TO
                                                                                 MARCH 31,                  MARCH 31,
                                                                         2000             1999                2000
                                                                     --------------   --------------  ----------------------
Costs and expenses:
    Selling, general and administrative                           $        222,859          160,091               2,052,115
    Research and development                                                36,086           42,756               1,254,850
    Clinical and regulatory                                                     --           16,325                 929,457
    Depreciation of property and equipment                                   7,498            4,893                 141,872
    Amortization of intangible assets                                        2,904            2,904                 153,599
                                                                     --------------   --------------  ----------------------

             Loss from operations                                         (269,347)        (226,969)             (4,531,893)
                                                                     --------------   --------------  ----------------------

    Other income (expense):
      Interest income                                                        9,545               --                  60,480
      Interest expense                                                  (1,661,221)            (397)             (1,815,026)
                                                                     --------------   --------------  ----------------------

             Total other expense                                        (1,651,676)            (397)             (1,754,546)
                                                                     --------------   --------------  ----------------------

             Loss before income taxes                                   (1,921,023)        (227,366)             (6,286,439)

Income taxes                                                                    --               --                      --
                                                                     --------------   --------------  ----------------------

             Net loss                                             $     (1,921,023)        (227,366)             (6,286,439)
                                                                     --------------   --------------  ----------------------

             Preferred stock dividends                            $          7,000               --                   7,000
                                                                     --------------   --------------  ----------------------

             Net loss attributable to
               common stockholders                                $     (1,928,023)        (227,366)             (6,293,439)
                                                                     ==============   ==============  ======================

             Loss per common share (basic and diluted)            $          (0.26)           (0.04)                  (1.33)
                                                                     ==============   ==============  ======================

             Weighted average number of shares
               outstanding during period (basic
               and diluted) retroactively restated to reflect
               merger                                             $      7,498,690        6,138,067               4,727,620
                                                                     ==============   ==============  ======================

See accompanying notes to financial statements.

                              IMMUNE RESPONSE, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                               CUMULATIVE FROM
                                                                                                                JULY 28, 1994
                                                                                     THREE MONTHS ENDED         (INCEPTION) TO
                                                                                          MARCH 31,                MARCH 31,
                                                                                  2000              1999             2000
                                                                             ----------------   --------------  ---------------

Cash used in operating activities                                                   (451,087)        (167,229)      (4,110,436)

Cash flows from investing activities:
    Purchases of property and equipment                                                   --               --         (158,306)
    Purchases of intangibles                                                              --               --          (59,147)
                                                                             ----------------   --------------  ---------------

               Cash used in investing activities                                          --               --         (217,453)

Cash flows from financing activities:
    Cash acquired in merger                                                           99,119               --           99,119
    Merger costs                                                                     (47,696)              --          (47,696)
    Proceeds from issuance of stock, net of issuance cost                                 --          150,000        2,866,927
    Proceeds from the issuance of note payable to Immune
      Response, Inc.                                                                      --               --          100,000
    Net proceeds from exercise of stock options                                       22,000               --           22,000
    Proceeds from convertible debentures with warrants                             2,547,265               --        3,372,265
    Proceeds from long-term debt                                                          --               --          115,000
    Payments on capital lease obligations                                             (2,284)          (1,632)         (18,673)
                                                                             ----------------   --------------  ---------------

               Cash provided by financing activities                               2,618,404          148,368        6,508,942

Increase (decrease) in cash and cash equivalents                                   2,167,317          (18,861)       2,181,053

Cash and cash equivalents, beginning of period                                        13,736           51,961               --
                                                                             ----------------   --------------  ---------------

Cash and cash equivalents, end of period                                  $        2,181,053           33,100        2,181,053
                                                                             ================   ==============  ===============

SUPPLEMENTAL CASH FLOWS INFORMATION:
    Cash paid for interest                                                $           26,300           47,890           30,992
                                                                             ================   ==============  ===============
NONCASH INVESTING ACTIVITY:
    Equipment acquired through capital lease obligations                  $               --               --           21,513
                                                                             ================   ==============  ===============
NONCASH FINANCING ACTIVITIES:
    Cancellation of Immune Response, Inc. debt in merger                  $          100,000               --          100,000
                                                                             ================   ==============  ===============
    Deferred issuance costs related to merger                             $           32,344               --           32,344
                                                                             ================   ==============  ===============
    Conversion of debt in exchange for common stock                       $               --               --          115,000
                                                                             ================   ==============  ===============
    Issuance of warrants in connection with convertible debt              $          775,000               --          775,000
                                                                             ================   ==============  ===============
    Conversion of debt in exchange for stock                              $        2,547,265               --        3,421,432
                                                                             ================   ==============  ===============
    Issuance of common stock in exchange for intangibles                  $               --               --          219,350
                                                                             ================   ==============  ===============

See accompanying notes to financial statements.

                              IMMUNE RESPONSE, INC.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Immune Response, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Immune Response, Inc. Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

NOTE 2 - MERGER WITH IMMUNE RESPONSE, INC. AND OPTICON MEDICAL, INC.

On December 9, 1999, Immune Response, Inc., Opticon Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("Sub"), and Opticon Medical, Inc. (Opticon), an Iowa corporation entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), providing for the merger of Opticon with and into Sub (the "Merger").

The Merger Agreement was approved by the Company, acting as sole shareholder of Sub. The shareholders of Opticon approved and adopted the Merger Agreement at a special meeting held on January 28, 2000. The Merger became effective February 25, 2000 (the "Effective Date"). Through the Certificate of Merger, Sub changed its name to Opticon Medical, Inc.

At the Effective Date of the Merger, each outstanding share of Common Stock, no par value, Series A Preferred Stock, no par value, and Series B Preferred Stock, no par value, of Opticon, totaling 4,482,906 shares (the "Opticon Stock") and held by approximately 88 shareholders, was converted into the right to receive
1.23 shares of common stock, $.0001 par value, of the Company (the "Company Common Stock"), so that, in the aggregate, the holders of Opticon Stock would, on the Effective Date, hold 80% of the outstanding Company Common Stock, on a fully diluted basis, and the then current shareholders of the Company would hold, in the aggregate, 20% of the outstanding Company Common Stock on a fully diluted basis. No fractional shares were issued. All fractional shares of Company Common Stock to which a holder of Opticon Stock would otherwise be entitled at the Effective Date were aggregated, and any fractional share resulting from such aggregation was rounded to the nearest whole. All shares issued pursuant to the Merger Agreement were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Act"). In addition, notes outstanding between the two companies, totaling $100,000 were cancelled in connection with the Merger. The Merger consideration was determined based upon arms-length negotiations between the Company and Opticon.

The Merger Agreement provided that the Company assume Opticon's rights and obligations under all of Opticon's outstanding options and warrants and other purchase rights. As a result, on the Effective Date, the right of any holder of an outstanding option, warrant, or other purchase right, was converted into the right to receive the number of shares of Company Common Stock as would have been issued or delivered to the holder if it had exercised the warrant or option and received the shares of Opticon Stock upon such exercise immediately prior to the effectiveness of the Merger. At the Effective Date, there were outstanding an aggregate of 1,968,517 Opticon options and warrants. There were no options or warrants granted subsequent to the Merger.

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

The transaction between the Company and Opticon was a business combination between an operating enterprise (Opticon) and a "shell company" (the Company), in which the shell company was the issuer of securities and the operating enterprise was determined to be the acquiring enterprise for financial reporting purposes. In this case, the business combination is being treated for financial reporting purposes as an issuance of securities by Opticon. Opticon has credited equity for the fair value of the tangible net assets of the Company (i.e., no goodwill or intangible assets were recognized in this transaction). Costs related to this transaction were charged directly to equity.

In this filing and in future filings, the historical financial statements of Opticon (accounting acquirer) has and will be presented as the historical financial statements of the combined enterprise and the assets and liabilities of the Company (legal acquirer) has and will be accounted for as required by the purchase method of accounting without regard to which enterprise is the surviving enterprise. The results of operations of the Company (legal acquirer) are included in the financial statements of the combined enterprise only from the date of acquisition. The equity of Opticon is presented as the equity of the combined enterprise; however, the capital stock account of Opticon has been adjusted to reflect the par value of the outstanding stock of the Company after giving effect to the number of shares issued in the business combination. The difference between the capital stock account of Opticon and the capital stock account of the Company has been recorded as an adjustment to additional paid-in capital of the combined enterprise. For periods prior to the business combination, the equity of the combined enterprise is the historical equity of Opticon prior to the merger retroactively restated to reflect the number of shares received in the business combination. The accumulated deficit of Opticon will be carried forward after the acquisition. Earnings (loss) per share for periods prior to the business combination have been restated to reflect the number of equivalent shares received by Opticon shareholders in the Merger.

If the Merger had occurred at the beginning of each interim period presented, the results would have been as follows:

                                      Quarter Ended March 31, 2000        Quarter Ended March 31, 1999
Loss from operations                  $ (334,182)                         $ (228,296)
Net loss                              $ (1,983,249)                       $ (1,944,017)
Loss per share                        $ (0.26)                            $ (0.32)



NOTE 3 - CONVERTIBLE PREFERRED STOCK SERIES A

Immediately following the Merger, the Company entered into Securities Purchase Agreements with certain investors (the Investors") whereby the Company agreed to sell, and the Investors to purchase $3 million in principal amount of 6% convertible debentures (the "Debentures") and warrants to purchase 300,000 shares of the Company's common stock (the Warrants") at a price of $6.60 per share. At the option of the holder, the Debentures were convertible, either in whole or in part, into common shares, at any time, and from time to time, at a conversion price per share of common stock equal to the lesser of: (a) $4.50 or
(b) 65% of the market price of the Company common stock. Any principal amount of Debentures outstanding on the third anniversary of the issuance were automatically convertible into common stock at the conversion price unless the common stock issuable on such conversion would exceed 19.99% of the common stock outstanding on the mandatory conversion date, in which case the Company's shareholders would have to approve the issuance of the common stock in excess of the 19.99% threshold. In the event of no shareholder approval, any unconverted portion of the Debentures were required to be redeemed for cash.

The Debentures were recorded at the amount of gross proceeds of $3 million, less the fair value of the Warrants, which were valued at $775,000. The calculated conversion price at February 25, 2000, the first available conversion date, was $2.93 per share. In accordance with the FASB's Emerging Issues Task Force Issue 98-5, the difference between this conversion price and the market price of $4.50 per share was reflected as additional interest expense of $1,613,013 in the merged company's statement of operations for the quarter ended March 31, 2000.

On March 17, 2000, the Debentures were exchanged for 3,000 shares of Series A 6% Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock has identical terms and conditions to the Debentures, except that the holders of Preferred Stock are entitled to cumulative dividends rather than interest, payable quarterly in cash or common stock. At the time of conversion, the principal balance of the Debentures was $2,246,528, and accrued interest was $9,250. On the conversion date, the Company also netted the deferred debt issuance costs of $440,159, previously recorded as an asset, with the carrying value of the Preferred Stock. The dividends were accrued at March 31, 2000, in the amount of $7,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         On February 25, 2000, as part of a merger among the Company, Opticon Medical, Inc., and Opticon Acquisition Corporation, the Company's wholly-owned subsidiary, the Company acquired the stock of Opticon Medical, Inc., a development stage enterprise formed to develop, manufacture, and market disposable devices to manage and control the symptoms of urinary incontinence in adults. As a result of the merger, the Company's sole business now consists of the research and development activities relating to the OPTICON(TM) , a disposable, silicone indwelling valved catheter designed to manage urinary incontinence, and other related products for urology markets.

         This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item I of the Company's Form 10-KSB as filed with the United States Securities and Exchange Commission, File No. 33-17922-C, in the section entitled "Business Risks."

PLAN OF OPERATION

         The Debenture/Preferred Stock financing completed in February 2000, produced net proceeds to the Company of approximately $2.5 million, which are expected to fund the Company's planned operations for a period of 12-15 months, after which additional funds will be required for further business development. The Company intends to apply its current cash resources to executing the next stage of its business plan, specifically across four initiatives - infrastructure, product development, regulatory approval and manufacturing scale-up. Broadly, it is the Company's plan to advance development to the point that initial market introduction of the OPTICON(TM) device is considered imminent, thereby establishing the basis for subsequent funding.

         The Company has, through the current time, operated as a "virtual company," leveraging the efforts of a small number of direct employees with those of a host of consulting contractors. The Company intends now to commence the hiring of key employees with the requisite financial, engineering and management skills. The Company has engaged a local consultant for internal finance and accounting services and the Board of Directors has elected him as the Company's Chief Financial Officer. Management and operating personnel are being recruited in the areas of product development/engineering and clinical and regulatory affairs, although outside contractors will still be utilized to some extent in these areas. Manufacturing and assembly will continue to be contracted to outside sources; however, a quality assurance supervisor will be recruited to internally develop and maintain quality standards as well as serving the Company's requirements for documentation. Marketing and business development management will be added to the organization later in the cycle as the product approaches market readiness. The Company currently expects to directly employ a total of some 8-10 associates by the end of 2000.

         The focus of the Company's product development activities will center on finalizing the specifications of the first-generation female device and on progressing the male device from prototype stage to pilot production. In addition, a final packaging design will be specified and sourced. The development, construction and validation of a test fixture (already specified and sourced) will be a high priority, as this equipment will be used in qualifying manufactured devices to meeting certain performance criteria and also to serve ongoing second-generation development plans. The extent to which progress can be made in other developmental areas such as the suprapubic configuration and the artificial sphincter will be limited by resource constraints and the prioritization of first-generation market entry.

         Conducting the clinical trials to support a 510(k) submission for short-term urinary management will be the primary objective in regulatory affairs. A trial protocol has been drafted and will be brought to final form with assistance from our previously assembled network of clinical investigators, after which we will collaborate with the FDA to gain agreement to proceed to trial. The Company believes that a statistically valid sampling of patients can be studied over a relatively short 4-5 month time frame once the Institutional Review Boards of each of the Company's investigative sites grant their approval to proceed. Assuming trial results remain satisfactory, the Company expects to have made its submission to the FDA before the end of the first quarter of 2001. Within that same timeframe, it is the Company's goal to have essentially completed the process necessary to apply for the European CE marking - the regulatory requirement for entering the markets abroad.

         Finally, tooling will be specified and constructed to equip the Company's contract manufacturers for producing product components in scale quantities. This will enable a marketing-level manufacturing capacity and provide for meeting the Company's initial unit cost forecasts. Such tooling is significant in cost. The Company, however, is currently exploring means to leverage its capitalization through debt or lease in order to mitigate some of the impact on cash flow. Lead times for tooling construction are estimated to run 6-8 months from the point of order.

         Underlying the operating plan described above is the objective to secure sales and distribution channels to the urology markets in both the U.S. and Europe. The Company continues to have dialog with a number of the established market participants for creating a strategic alliance and as the Company gets closer to demonstrating market readiness, it is likely that one or more of these discussions will become more meaningful and definitive.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this report which relate to other than strictly historical facts, including statements about the Company's plans and strategies, as well as management's expectations about new and existing products, technologies and opportunities, market growth, demand for and acceptance of new and existing products (including the OPTICON(TM) device), are forward looking statements. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, the Company's ability to successfully commercialize the OPTICON(TM), continuing losses from operations and negative cash flow, the challenges of research and development of new products, and other risks detailed in the Company's most recent Annual Report on Form 10-KSB and other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not currently involved in any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         (b) On February 24, 2000, the Board of Directors authorized the designation of 3,000 shares of preferred stock as the Series A, 6% Convertible Preferred Stock (the "Preferred Stock"). The shares of Preferred Stock were issued pursuant to an Exchange Agreement between us and certain investors (the "Investors") whereby we exchanged debentures held by the Investors for shares of the Preferred Stock. See Item 2(c).

         The Preferred Stock ranks prior to the common stock. Holders of shares of common stock are entitled to dividends that the Board of Directors may declare out of funds legally available therefor, subject, however, to the preferences of the holders of the Preferred Stock. Further, upon the Company's liquidation, dissolution or winding-up, the assets legally available for distribution to stockholders are distributable ratably among the holders of common stock only after distributions have been made to the holders of the Preferred Stock.

         (c) In February 2000, in connection with the merger of Opticon Medical, Inc. with and into Opticon Acquisition Corporation, the Company's wholly-owned subsidiary, the Company sold to the Investors $3,000,000 in principal amount of 6% Redeemable Convertible Debentures ("Debentures"), and warrants to purchase 300,000 shares of the Company's common stock ("Warrants"), for an aggregate purchase price of $3,000,000. The Debentures were subsequently exchanged for 3,000 shares of Preferred Stock. The Preferred Stock is entitled to cumulative dividends at the rate of 6% per annum. The Warrants are exercisable at a price equal to $6.60 per share. The shares of Preferred Stock are convertible from time to time at the option of the holder into shares of common stock at a conversion price equal to 65% of the average closing bid price of common stock for the 5 business days prior to conversion. Both the Preferred Stock and the Warrants have adjustment features to compensate for the dilutive issuance by the Company of common equity (or options, warrants or other rights convertible into or exercisable for common equity) while the Preferred Stock and Warrants remain outstanding. The Company also entered into a Registration Rights Agreement pursuant to which it will be required to file and keep effective a registration statement under the Securities Act of 1933 for the resale by the Investors of shares of common stock issuable on conversion of the Preferred Stock or exercise of the Warrants, and the Company will incur substantial penalties if the registration statement is not declared effective within 180 days of the closing of the sale of the Debentures and Warrants. The Company's net proceeds from this transaction, after payment of fees and expenses, were approximately $2.5 million.

         The Debentures, Warrants, and shares of Preferred Stock were issued pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 20, 2000, a Special Meeting of the Shareholders was held to consider and take action on the following matters:

                  Proposal 1: An Amendment to the Amended and Restated Articles of Incorporation to reduce the affirmative shareholder vote necessary to approve major transactions, such as mergers, major acquisitions or sales of assets, or any matter which would require amendment to the Amended and Restated Articles of Incorporation, from two-thirds of the issued and outstanding common shares to a majority of the issued and outstanding shares.

                  Proposal 2: An Amendment to the Amended and Restated Articles of Incorporation to effect a one-for-three reverse stock split and to reduce the number of outstanding shares of common stock of the Company from 5,949,700 shares to approximately 1,983,233 shares, and to keep the authorized shares of common stock of the Company at 25,000,000 shares, as permitted under Section 7-106-105 of the Colorado Business Corporation Act, with fractional shares resulting from the reverse stock split being rounded to the closest whole share of common stock.

                  Proposal 3: An Amendment to the Amended and Restated Articles of Incorporation to authorize 1,000,000 shares of blank check preferred stock and increase the authorized capital to 26,000,000 shares as permitted under
Section 7-106-105 of the Colorado Business Corporation Act, giving the Board of Directors the ability to authorize the creation and issuance of up to 1,000,000 shares of preferred stock in one or more series with such terms, limitations, and restrictions as may be determined in the Board's sole discretion, with no further authorization by the Company's shareholders except as may be required by applicable laws or securities exchange listing rules.

         The Company's shareholders duly approved all three proposals as follows:

         Proposal 1:

                           FOR                       AGAINST           ABSTAIN

                           4,196,203                 162,387           19,195


         Proposal 2:

                           FOR                       AGAINST           ABSTAIN

                           4,189,098                 168,347           20,340


         Proposal 3:

                           FOR                       AGAINST           ABSTAIN

                           4,186,888                 167,782           23,115


         As of the record date of the meeting, there were 6,124,709 shares issued and outstanding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

      Exhibit                       Exhibit Description
      -------                       -------------------

       3.1        *        Amended and Restated Articles of Incorporation of the
                           Registrant.

       3.2        **       Bylaws of the Registrant (Previously filed with the
                           Registrant's Registration Statement on Form S-18,
                           Commission file no. 33-17922-C, and incorporated herein by reference.)

       4          **       Articles V, VI, VII, and VIII of the Registrant's
                           Amended and Restated Articles of Incorporation and
                           Articles II, IX, XI, and XIV of the Registrant's
                           Bylaws.

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

       10.12      *        Employee Stock Option Agreement, dated July 26, 1997,
                           between Medical Device International, Inc. and F.A.
                           Salama, M.D.

       10.13      *        Amendment to Employee Stock Opticon Agreement, dated
                           November 1, 1997, between Opticon Medical, Inc. and
                           Dr. Fouad A. Salama.

       10.14      *        Form of Securities Purchase Agreement between Immune
                           Response, Inc. and the selling stockholders.

       10.15      *        Form of Registration Rights Agreement between Immune
                           Response, Inc. and selling stockholders.

       10.16      **       Form of Warrant issued by the Registrant to the
                           selling stockholders.

       27                  Financial Data Schedule


* Previously filed with Registrant's Annual Report on Form 10-KSB, dated March 30, 2000, Commission file no. 33-17922-C, and incorporated herein by reference.

** Previously filed with Registrant's Registration Statement on Form SB-2, dated April 26, 2000, Commission file no. 33-17922-C, and incorporated herein by reference.


         (b)      REPORTS ON FORM 8-K.

                  (1) Current Report on Form 8-K, dated March 10, 2000, reporting a change in control/acquisition of assets pursuant to Items 1 and 2. No financial statements were filed therewith.

                  (2) Current Report on Form 8-K, dated March 17, 2000, reporting a change in accountants, pursuant to Item 4. No financial statements were filed therewith.

                                    SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended March 31, 2000, to be signed on its behalf by the undersigned, thereto duly authorized.



                                      By:/s/William J. Post
                                         --------------------------------------
                                         William J. Post, President and Chief
                                         Executive Officer

                                      By:/s/David B. Bittner
                                         --------------------------------------
                                         David B. Bittner, Chief Financial
                                         Officer and Treasurer

Dated: May 15, 2000

                                  EXHIBIT INDEX

       EXHIBIT                       EXHIBIT
       NUMBER                        DESCRIPTION
       ------                        -----------


       3.1        *        Amended and Restated Articles of Incorporation of the
                           Registrant.

       3.2 Bylaws of the Registrant (Previously filed with the Registrant's Registration Statement on Form S-18, Commission file no. 33-17922-C, and incorporated herein by reference.)

       4          **       Articles V, VI, VII, and VIII of the Registrant's
                           Amended and Restated Articles of Incorporation and
                           Articles II, IX, XI, and XIV of the Registrant's
                           Bylaws.

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

       10.12      *        Employee Stock Option Agreement, dated July 26, 1997,
                           between Medical Device International, Inc. and F.A.
                           Salama, M.D.

       10.13      *        Amendment to Employee Stock Opticon Agreement, dated
                           November 1, 1997, between Opticon Medical, Inc. and
                           Dr. Fouad A. Salama.

       10.14      *        Form of Securities Purchase Agreement between Immune
                           Response, Inc. and the selling stockholders.

       10.15      *        Form of Registration Rights Agreement between Immune
                           Response, Inc. and selling stockholders.

       10.16      **       Form of Warrant issued by the Registrant to the
                           selling stockholders.

       27                  Financial Data Schedule


* Previously filed with Registrant's Annual Report on Form 10-KSB, dated March 30, 2000, Commission file no. 33-17922-C, and incorporated herein by reference.

** Previously filed with Registrant's Registration Statement on Form SB-2, dated April 26, 2000, Commission file no. 33-17922-C, and incorporated herein by reference.