Form 10QSB
period 2000-06-30
OPTICON MEDICAL INC
filed 2000-08-14
CIK 824174

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _______________ to ________________.

                       Commission file number: 33-17922-C


                             OPTICON MEDICAL, INC.
                         (f/k/a Immune Response, Inc.)
             (Exact name of Registrant as specified in its charter)

       DELAWARE                                                  42-1426742
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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,572,851 common shares, $.0001 par value, on August 10, 2000.

         Transitional Small Business Disclosure Format    YES      NO  X
                                                             -----   -----

                               TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                  Balance Sheets June 30, 2000 and December 31, 1999.                               1

                  Statements of Operations For the Three Months Ended June 30,
                  2000 and 1999, the Six Months Ended June 30, 2000 and 1999,
                  and the Period From July 28, 1984 (date of inception) to
                  June 30, 2000.                                                                    2

                  Statements of Cash Flows For the Six Months
                  Ended June 30, 2000 and 1999, and  the Period From
                  July 28, 1984 (date of inception) to June 30, 2000.                               3

                  Notes to Financial Statements -
                  June, 2000.                                                                       4

         Item 2.  Management's Discussion and Analysis.                                             7

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                               N/A

         Item 2.  Changes in Securities.                                                           N/A

         Item 3.  Defaults Upon Senior Securities.                                                 N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                             N/A

         Item 5.  Other Information.                                                               N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                                 9

         Signatures

                         PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                             OPTICON MEDICAL, INC.
                        (FORMERLY IMMUNE RESPONSE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 Balance Sheets

                                 June 30, 2000

                                                                                    JUNE 30, 2000     DECEMBER 31, 1999
                              ASSETS                                                 (UNAUDITED)        (SEE NOTE 2)
                                                                                     -----------         ----------
Current assets:
   Cash and cash equivalents                                                         $ 1,852,976             13,736
   Deferred merger costs                                                                      --             32,344
   Prepaid expenses and other current assets                                              15,014              1,031
                                                                                     -----------         ----------

            Total current assets                                                       1,867,990             47,111

   Property and equipment, net                                                            40,427             44,099
   Intangibles, net of accumulated amortization of $72,604 in 2000
   and $69,700 in 1999                                                                   121,992            127,801
   Other assets                                                                            4,979              7,264
                                                                                     -----------         ----------

            Total assets                                                             $ 2,035,388            226,275
                                                                                     ===========         ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of capital lease obligations                                      $     1,998              4,644
   Note payable to Immune Response, Inc.                                                      --            100,000
   Accounts payable                                                                       30,584             43,273
   Accounts payable and accrued liabilities to related parties                             6,250            121,173
   Dividends payable                                                                      51,781                 --
   Accrued interest on debentures                                                          7,397                 --
   Accrued compensation and related taxes                                                 30,000            168,178
   Other accrued liabilities                                                              12,200                 --
                                                                                     -----------         ----------

            Total current liabilities                                                    140,210            437,268

Capital lease obligations, net of current portion                                             --                480
                                                                                     -----------         ----------

            Total liabilities                                                            140,210            437,748

Stockholders' equity (deficit):
   Preferred stock, $.0001 par value, 1,000,000 shares authorized:
     Series A convertible preferred stock, 3,000 shares authorized, issued and outstanding at June 30, 2000;
       liquidation preference of $3,016,250                                            1,806,369                 --
   Common stock, $.0001 par value, 25,000,000 shares authorized,
       7,524,560 shares issued and outstanding at June 30, 2000 and 7,497,500 shares issued and outstanding at December 31, 1999
       retroactively restated to reflect merger                                              752                750
   Additional paid-in capital                                                          6,602,648          4,153,193
   Deficit accumulated during the development stage                                   (6,514,591)        (4,365,416)
                                                                                     -----------         ----------

            Total stockholders' equity (deficit)                                       1,895,178           (211,473)
                                                                                     -----------         ----------

            Total liabilities and stockholders' equity (deficit)                     $ 2,035,388            226,275
                                                                                     ===========         ==========

See accompanying notes to financial statements.

                             OPTICON MEDICAL, INC.
                        (FORMERLY IMMUNE RESPONSE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            Statements of Operations
                                  (Unaudited)



                                                                                                                        CUMULATIVE
                                                                                                                           FROM
                                                                                                                       JULY 28, 1994
                                                             THREE MONTHS ENDED              SIX MONTHS ENDED         (INCEPTION) TO
                                                                   JUNE 30,                       JUNE 30,               JUNE 30,
                                                             2000           1999            2000           1999            2000
                                                          ----------      ---------      ----------      ---------      ----------
Costs and expenses:
   Selling, general and administrative                    $  163,808        132,679         386,666        292,770       2,215,922
   Research and development                                   75,784         26,794         111,871         69,550       1,330,635
   Clinical and regulatory                                     3,069          6,200           3,069         22,525         932,526
   Depreciation of property and equipment                      8,087          4,893          15,586          9,786         149,960
   Amortization of intangible assets                           2,904          2,904           5,808          5,808         156,503
                                                          ----------      ---------      ----------      ---------      ----------

           Loss from operations                             (253,652)      (173,470)       (523,000)      (400,439)     (4,785,546)
                                                          ----------      ---------      ----------      ---------      ----------

   Other income (expense):
     Interest income                                          26,258          1,546          35,803          1,546          86,738
     Interest expense                                           (758)       (12,844)     (1,661,979)       (13,241)     (1,815,784)
                                                          ----------      ---------      ----------      ---------      ----------

           Total other expense                                25,500        (11,298)     (1,626,176)       (11,695)     (1,729,046)
                                                          ----------      ---------      ----------      ---------      ----------

           Loss before income taxes                         (228,152)      (184,768)     (2,149,176)      (412,134)     (6,514,592)

Income taxes                                                      --             --              --             --              --
                                                          ----------      ---------      ----------      ---------      ----------

           Net loss                                       $ (228,152)      (184,768)     (2,149,176)      (412,134)     (6,514,592)
                                                          ----------      ---------      ----------      ---------      ----------

           Preferred stock dividends                      $   44,781             --          51,781             --          51,781
                                                          ----------      ---------      ----------      ---------      ----------

           Net loss attributable to
            common stockholders                           $ (272,933)      (184,768)     (2,200,957)      (412,134)     (6,566,373)
                                                          ==========      =========      ==========      =========      ==========

           Loss per common share (basic and diluted)      $    (0.04)         (0.03)          (0.29)         (0.07)          (1.36)
                                                          ==========      =========      ==========      =========      ==========

           Weighted average number of shares outstanding
           during period (basic and diluted)
           retroactively restated to reflect merger       $7,524,560      6,335,978       7,511,553      6,237,569       4,845,291
                                                          ==========      =========      ==========      =========      ==========

See accompanying notes to financial statements.

                              OPTICON MEDICAL, INC
                        (FORMERLY IMMUNE RESPONSE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            Statements of Cash Flows
                                  (Unaudited)


                                                                                          CUMULATIVE FROM
                                                                                           JULY 28, 1994
                                                                    SIX MONTHS ENDED       (INCEPTION) TO
                                                                        JUNE 30,              JUNE 30,
                                                                   2000          1999           2000
                                                                ----------      --------     ----------
Cash used in operating activities                                 (738,556)     (350,024)    (4,397,905)

Cash flows from investing activities:
   Purchases of property and equipment                             (11,914)           --       (170,220)
   Purchases of intangibles                                             --            --        (59,147)
                                                                ----------      --------     ----------

           Cash used in investing activities                       (11,914)           --       (229,367)

Cash flows from financing activities:
   Cash acquired in merger                                          99,119            --         99,119
   Merger costs                                                    (75,548)           --        (75,548)
   Proceeds from issuance of stock, net of issuance cost                --       525,000      2,866,927
   Proceeds from the issuance of note payable to Immune
     Response, Inc.                                                     --            --        100,000
   Net proceeds from exercise of stock options                      22,000            --         22,000
   Proceeds from convertible debentures with warrants            2,547,265            --      3,372,265
   Proceeds from long-term debt                                         --            --        115,000
   Payments on capital lease obligations                            (3,126)       (3,774)       (19,515)
                                                                ----------      --------     ----------

           Cash provided by financing activities                 2,589,710       521,226      6,480,248

Increase (decrease) in cash and cash equivalents                 1,839,240       171,202      1,852,976

Cash and cash equivalents, beginning of period                      13,736        51,961             --
                                                                ----------      --------     ----------

Cash and cash equivalents, end of period                        $1,852,976       223,163      1,852,976
                                                                ==========      ========     ==========

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash paid for interest                                       $   28,666        56,746         33,358
                                                                ==========      ========     ==========
NONCASH INVESTING ACTIVITY:
   Equipment acquired through capital lease obligations         $       --            --         21,513
                                                                ==========      ========     ==========
NONCASH FINANCING ACTIVITIES:
   Cancellation of Immune Response, Inc. debt in merger         $  100,000            --        100,000
                                                                ==========      ========     ==========
   Deferred issuance costs related to merger                    $   32,344            --         32,344
                                                                ==========      ========     ==========
   Conversion of debt in exchange for common stock              $       --            --        115,000
                                                                ==========      ========     ==========
   Issuance of warrants in connection with convertible debt     $  775,000            --        775,000
                                                                ==========      ========     ==========
   Conversion of debt in exchange for stock                     $2,547,265            --      3,421,432
                                                                ==========      ========     ==========
   Issuance of common stock in exchange for intangibles         $       --            --        219,350
                                                                ==========      ========     ==========

See accompanying notes to financial statements.

                             OPTICON MEDICAL, INC.
                        (FORMERLY IMMUNE RESPONSE, INC.)

                         Notes to Financial Statements
                                  (Unaudited)

                                 June 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Opticon Medical, Inc. (formerly Immune Response, Inc. - see Note 4) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

NOTE 2 - MERGER OF IMMUNE RESPONSE, INC. AND OPTICON MEDICAL, INC. (AN IOWA CORPORATION)

On December 9, 1999, Immune Response, Inc., a Colorado corporation ("Immune"), Opticon Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Immune ("Sub"), and Opticon Medical, Inc., an Iowa corporation ("Opticon Iowa"), entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), providing for the merger of Opticon Iowa with and into Sub (the "Merger").

The Merger Agreement was approved by Immune, acting as sole shareholder of Sub. The shareholders of Opticon Iowa approved and adopted the Merger Agreement at a special meeting held on January 28, 2000. The Merger became effective February 25, 2000. Through the Certificate of Merger, Sub changed its name to Opticon Medical, Inc.

At the Effective Date of the Merger, each outstanding share of Common Stock, no par value, Series A Preferred Stock, no par value, and Series B Preferred Stock, no par value, of Opticon Iowa, totaling 4,482,906 shares (the "Opticon Iowa Stock") and held by approximately 88 shareholders, was converted into the right to receive 1.23 shares of common stock, $.0001 par value, of Immune (the "Immune Common Stock"), so that, in the aggregate, the holders of Opticon Iowa Stock would, on the Effective Date, hold 80% of the outstanding Immune Common Stock, on a fully diluted basis, and the then current shareholders of Immune would hold, in the aggregate, 20% of the outstanding Immune Common Stock on a fully diluted basis. No fractional shares were issued. All fractional shares of Immune Common Stock to which a holder of Opticon Iowa Stock would otherwise be entitled at the Effective Date were aggregated, and any fractional share resulting from such aggregation was rounded to the nearest whole. All shares issued pursuant to the Merger Agreement were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Act"). In addition, notes outstanding between the two companies, totaling $100,000 were cancelled in connection with the merger. The merger consideration was determined based upon arms-length negotiations between Immune and Opticon Iowa.

The Merger Agreement provided that Immune assume Opticon Iowa's rights and obligations under all of Opticon Iowa's outstanding options and warrants and other purchase rights. As a result, on the Effective Date, the right of any holder of an outstanding option, warrant, or other purchase right, was converted into the right to receive the number of shares of Immune Common Stock as would have been issued or delivered to the holder if it had exercised the warrant or option and received the shares of Opticon Iowa Stock upon such exercise immediately prior to the effectiveness of the Merger. At the Effective Date, there were outstanding an aggregate of 1,968,517 Opticon Iowa options and warrants.

In connection with the Merger, on January 20, 2000, Immune's shareholders approved a one-for-three reverse stock split and authorized 1,000,000 shares of preferred stock and an increase in the authorized capital stock to 26,000,000 shares. As a result, prior to the Effective Date, Immune had a total of 1,983,526 shares of Immune Common Stock issued and outstanding. In the Merger, 5,513,974 shares of Immune Common Stock were issued in exchange for the outstanding shares of Opticon Iowa Stock, causing Immune to have a total of 7,497,500 shares of Immune Common Stock issued and outstanding. If all of the Opticon Iowa options and warrants had been exercised, approximately another 2,421,276 shares of Immune Common Stock would have been issued.

The transaction between Immune and Opticon Iowa was a business combination between an operating enterprise (Opticon Iowa) and a "shell company" (Immune), in which the shell company was the issuer of securities and the operating enterprise was determined to be the acquiring enterprise for financial reporting purposes. In this case, the business combination is being treated for financial reporting purposes as an issuance of securities by Opticon Iowa. Opticon Iowa has credited equity for the fair value of the tangible net assets of Immune (i.e., no goodwill or intangible assets were recognized in this transaction). Costs related to this transaction were charged directly to equity.

In this filing and in future filings, the historical financial statements of Opticon Iowa (accounting acquirer) has and will be presented as the historical financial statements of the combined enterprise and the assets and liabilities of the Immune (legal acquirer) has and will be accounted for as required by the purchase method of accounting without regard to which enterprise is the surviving enterprise. The results of operations of Immune (legal acquirer) are included in the financial statements of the combined enterprise only from the date of acquisition. The equity of Opticon Iowa is presented as the equity of the combined enterprise; however, the capital stock account of Opticon Iowa has been adjusted to reflect the par value of the outstanding stock of Immune after giving effect to the number of shares issued in the business combination. The difference between the capital stock account of Opticon Iowa and the capital stock account of Immune has been recorded as an adjustment to additional paid-in capital of the combined enterprise. For periods prior to the business combination, the equity of the combined enterprise is the historical equity of Opticon Iowa prior to the merger retroactively restated to reflect the number of shares received in the business combination. The accumulated deficit of Opticon Iowa will be carried forward after the acquisition. Earnings (loss) per share for periods prior to the business combination have been restated to reflect the number of equivalent shares received by Opticon Iowa shareholders in the Merger.


NOTE 3 - CONVERTIBLE PREFERRED STOCK SERIES A

Immediately following the Merger, Immune entered into Securities Purchase Agreements with certain investors (the "Investors") whereby Immune agreed to sell, and the Investors to purchase $3 million in principal amount of 6% convertible debentures (the "Debentures") and warrants to purchase 300,000 shares of Immune's common stock (the Warrants") at a price of $6.60 per share. At the option of the holder, the Debentures were convertible, either in whole or in part, into common shares, at any time, and from time to time, at a conversion price per share of common stock equal to the lesser of: (a) $4.50 or (b) 65% of the market price of Immune Common Stock. Any principal amount of Debentures outstanding on the third anniversary of the issuance were automatically convertible into common stock at the conversion price unless the common stock issuable on such conversion would exceed 19.99% of the common stock outstanding on the mandatory conversion date, in which case Immune's shareholders would have to approve the issuance of the common stock in excess of the 19.99% threshold. In the event of no shareholder approval, any unconverted portion of the Debentures were required to be redeemed for cash.

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

On March 17, 2000, the Debentures were exchanged for 3,000 shares of Series A 6% Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock has identical terms and conditions to the Debentures, except that the holders of Preferred Stock are entitled to cumulative dividends rather than interest, payable quarterly in cash or common stock. At the time of conversion, the principal balance of the Debentures was $2,246,528, and accrued interest was $9,250. On the conversion date, Immune also netted the deferred debt issuance costs of $440,159, previously recorded as an asset, with the carrying value of the preferred stock. The dividends were accrued at June 30, 2000, in the amount of $51,781.

NOTE 4 - SUBSEQUENT EVENTS

MERGER OF IMMUNE RESPONSE, INC. INTO OPTICON MEDICAL, INC.
(A DELAWARE CORPORATION)

On July 27, 2000, Immune merged into its wholly-owned subsidiary, Opticon Medical, Inc., a Delaware corporation (referred to herein as the "Company"). The merger was approved at the Annual Meeting of Shareholders and became effective upon the filing of certificates of merger with the Secretaries of State of Colorado and Delaware on July 27, 2000.

At the effective date of the merger, each outstanding share of Immune Common Stock and each outstanding share of Immune Preferred Stock was converted automatically into one share of Company common stock, par value $0.0001 per share ("Company Common Stock"), and one share of Company Series A, 6% Convertible Preferred Stock, par value $0.0001 per share ("Company Preferred Stock"), respectively.

The Company has assumed and will continue the outstanding stock options and all other employee benefit plans of Immune. Each outstanding and unexercised option or other right to purchase shares of Immune Common Stock will become an option or right to purchase the same number of shares of Company Common Stock on the same terms and conditions and at the same exercise price applicable to any such option or stock purchase right as of the date of the effectiveness of the merger.

ADOPTION OF 2000 STOCK INCENTIVE PLAN

On July 27, 2000, the shareholders of the Company approved the adoption of the 2000 Stock Incentive Plan (the "2000 Plan"). The 2000 Plan is intended to increase incentive and to encourage stock ownership on the part of (1) employees of the Company and its affiliates, (2) consultants who provide significant services to the Company and its affiliates, and (3) directors of the Company who are employees of neither the Company nor any affiliate ("Non-employee Directors").

The 2000 Plan permits the granting of stock options and restricted stock awards (collectively, "Awards") to eligible participants. The total number of shares of Company Common Stock available for Awards to be granted under the 2000 Plan will consist of 1,500,000 shares. If an Award expires or is canceled without having been fully exercised or vested, the unvested or canceled shares generally will be available again for grants of Awards.

The 2000 Plan is administered by the Compensation and Stock Option Committee of the Company's Board of Directors (the "Committee"). The members of the Committee must qualify as "outside directors" under section 162(m) of the Internal Revenue Code (the "Code"). Subject to the terms of the 2000 Plan, the Committee has the sole discretion to determine the key employees and consultants who shall be granted Awards, the terms and conditions of such Awards, and to construe and interpret the 2000 Plan. The actual number of employees and consultants who will receive Awards under the 2000 Plan cannot be determined because eligibility for participation in the Plan is in the discretion of the Committee. The 2000 Plan may be amended or terminated by the Board of Directors at any time and for any reason. Certain material amendments to the 2000 Plan must be approved by the stockholders.

If a participant engages in a certain activity that is harmful to the Company, all outstanding and unexercised Awards may be cancelled and terminated. Awards granted under the 2000 Plan may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the applicable laws of descent and distribution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         The second quarter was one which was devoted to serving both the developmental business objectives of the Company and the challenges associated with integrating our public reporting responsibilities, acquired through the February merger with Immune Response, Inc.

         On July 27, 2000, as approved by our shareholders, Immune Response, Inc. was merged with and into Opticon Medical Inc. As a result, we have consolidated our corporate structure to a single entity domiciled in Delaware, clarified our corporate identity, and began trading under the new symbol "OPMI" on the OTC Bulletin Board. The Company continues its operations as a development stage enterprise formed to develop, manufacture, and market disposable devices for use in urology and for the management and control of the symptoms of urinary incontinence in adults. The Company's current focus is on the development activities and regulatory approval process relating to its initial product, the OPTICON(TM), a disposable, silicone indwelling valved catheter, to be first indicated for use in acute, short-term urinary management.

         This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item I of the Company's Form 10-KSB as filed with the United States Securities and Exchange Commission, File No. 33-17922-C, in the section entitled "Business Risks."

PLAN OF OPERATION

         The Company's operating plan remains the same as when last reported. Working capital, derived from the Debenture/Preferred Stock financing completed in February 2000, was $1,736,780 at the end of the second quarter, and is expected to fund the Company's planned operations into the second quarter of 2001, after which additional funds will be required for further business development. The Company will continue to apply its existing cash resources to executing the current stage of its business plan, specifically across four initiatives - infrastructure, product development, regulatory approval and manufacturing scale-up. Broadly, it is the Company's plan to advance development to the point that initial market introduction of the OPTICON(TM) device is considered imminent, thereby establishing the basis for subsequent funding.

         The Company, essentially operating as a "virtual company" previously, has been methodically building its organization and internal capabilities, and will continue the hiring of key employees as the demands of the business call for the requisite financial, engineering and management skills. Management and operating personnel have been successfully recruited in both the areas of product development/engineering and clinical and regulatory affairs. Mr. Glenn Brunner joined the Company during the quarter and was subsequently appointed to Vice President, Product Development. In addition, Mr. Michael Southworth was recruited as the Company's Director, Regulatory Affairs. While the recruiting of additional operating personnel in these areas are expected, it is also anticipated that outside contractors will continue to be utilized to some extent, as the needs of the business dictate. It is still planned for manufacturing and assembly operations to be contracted to outside sources, and the process of qualifying and specifying these contractors is nearing completion at this writing. Marketing and business development management will be added to the organization later in the cycle as the product approaches market readiness. The Company currently expects to directly employ a total of some 8-10 associates by the end of 2000.

         The primary focus of the Company's product development activity currently centers on integrating the final specifications of the first-generation female device and creating the initial tooling which will facilitate the assembly of finished devices for use in clinical trial. A final packaging design is also being specified and sourced. A series of test equipment and test protocols have been acquired or developed and are in routine use within the Company's research and development facility to better demonstrate product performance characteristics, to facilitate failure mode analysis, and to further specify quality standards. The Company plans to move the male-gender version of the device from prototype to pilot stage following the completion of this critical phase of development for the female configuration. The Company also hopes to proceed in other developmental areas such as a suprapubic configuration and an artificial sphincter, but the extent to which the Company will be able to pursue development will be limited by resource constraints and the prioritization of first-generation market entry.

         Conducting the clinical trials to support a 510(k) submission for short-term urinary management is the primary objective in regulatory affairs. A trial protocol has been drafted and will be brought to final form with assistance from our previously assembled network of clinical investigators, after which we will collaborate with the FDA to gain agreement to proceed to trial. A meeting with FDA is now scheduled for early September. The Company believes that a statistically valid sampling of patients can be studied over a relatively short 4-5 month time frame once the Institutional Review Boards of each of the Company's investigative sites grant their approval to proceed. Assuming trial results remain satisfactory, the Company expects to have made its submission to the FDA before the end of the first quarter of 2001. Within that period of time, it is also the Company's goal to have essentially completed the process necessary to apply for the European CE marking - the regulatory requirement for entering major foreign markets.

         Finally, production tooling is being preliminarily specified and sourced so that the Company will be able to equip one or more contract manufacturers for producing product components in scale quantities. Once the Company has obtained regulatory clearance, this will enable a marketing-level manufacturing capacity and provide for meeting initial unit cost forecasts. Such tooling is significant in cost and the Company has not been successful in attempting to arrange debt or leasing in advance to mitigate the cash flow impact, primarily due to our pre-revenue status. This may have an adverse impact by accelerating the need for cash infusion by several months.

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

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

      Exhibit                       Exhibit Description
      -------                       -------------------
       3.1        ***      Conformed Certificate of Incorporation of the Registrant.

       3.2        ***      Bylaws of the Registrant.

       4          ***      Articles Fourth, Ninth, and Tenth of the Registrant's Conformed
                           Certificate of Incorporation and Articles II, V, VI, VII and IX of the
                           Registrant's Bylaws.

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

       10.3       *        Employment Agreement, dated March 10, 1997, between Opticon Medical, Inc.
                           and William J. Post.

       10.4       *        Amendment to Employment Agreement, dated February 12, 1998, between
                           Opticon Medical, Inc. and William J. Post.

       10.5       *        Consulting Agreement, dated November 1, 1997, between Opticon Medical, Inc.
                           and Dr. Fouad A. Salama, M.D.

       10.6       *        Employee Stock Option Agreement, dated June 3, 1998, between Opticon
                           Medical, Inc. and William J. Post.

       10.7       *        Form of Director's Stock Option Agreement, dated May 30, 1997, between
                           Opticon Medical, Inc. and Ron Eibensteiner, Opticon Medical, Inc. and
                           Walter Sembrowich, and Opticon Medical, Inc. and David Lundquist.

       10.8       *        Employee Stock Option Agreement, dated July 26, 1997, between Medical
                           Device International, Inc. and F.A. Salama, M.D.

       10.9       *        Amendment to Employee Stock Opticon Agreement, dated November 1, 1997, between Opticon Medical, Inc. and Dr. Fouad A. Salama.

       10.10      ***      Registrant's 2000 Stock Incentive Plan.

       10.11      *        Form of Securities Purchase Agreement between Immune Response, Inc. and the selling stockholders.

       10.12      *        Form of Registration Rights Agreement between Immune Response, Inc. and selling stockholders.

       10.13      **       Form of Warrant issued by the Registrant to the selling stockholders.

       27         ***      Financial Data Schedule


* Previously filed with Registrant's Annual Report on Form 10-KSB, dated March 30, 2000, Commission file no. 33-17922-C, and incorporated herein by reference.

** Previously filed with Registrant's Registration Statement on Form SB-2, dated April 26, 2000, Commission file no. 33-17922-C, and incorporated herein by reference.

***      Filed with this Report.


         (b) REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended June 30, 2000, to be signed on its behalf by the undersigned, thereto duly authorized.


                                      NETMED, INC.

                                      By: /s/ William J. Post
                                          -------------------------------------
                                          William J. Post,
                                          President and Chief Executive Officer

                                      By: /s/ David B. Bittner
                                          -------------------------------------
                                          David B. Bittner,
                                          Chief Financial Officer and Treasurer

Dated: August 14, 2000

                                  EXHIBIT INDEX

       EXHIBIT                   EXHIBIT
       NUMBER                  DESCRIPTION
       ------                  -----------
       3.1        ***      Conformed Certificate of Incorporation of the Registrant.

       3.2        ***      Bylaws of the Registrant.

       4          ***      Articles Fourth, Ninth, and Tenth of the Registrant's
                           Conformed Certificate of Incorporation and Articles II, V, VI,
                           VII and IX of the Registrant's Bylaws.

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

       10.3       *        Employment Agreement, dated March 10, 1997, between Opticon
                           Medical, Inc. and William J. Post.

       10.4       *        Amendment to Employment Agreement, dated February 12, 1998, between Opticon Medical, Inc. and William J. Post.

       10.5       *        Consulting Agreement, dated November 1, 1997, between Opticon
                           Medical, Inc. and Dr. Fouad A. Salama, M.D.

       10.6       *        Employee Stock Option Agreement, dated June 3, 1998, between
                           Opticon Medical, Inc. and William J. Post.

       10.7       *        Form of Director's Stock Option Agreement, dated May 30, 1997, between Opticon Medical, Inc. and Ron Eibensteiner, Opticon
                           Medical, Inc. and Walter Sembrowich, and Opticon Medical, Inc.
                           and David Lundquist.

       10.8       *        Employee Stock Option Agreement, dated July 26, 1997, between
                           Medical Device International, Inc. and F.A. Salama, M.D.

       10.9       *        Amendment to Employee Stock Opticon Agreement, dated November 1,
                           1997, between Opticon Medical, Inc. and Dr. Fouad A. Salama.

       10.10      ***      Registrant's 2000 Stock Incentive Plan.

       10.11      *        Form of Securities Purchase Agreement between Immune Response, Inc.
                           and the selling stockholders.

       10.12      *        Form of Registration Rights Agreement between Immune Response, Inc.
                           and selling stockholders.

       10.13      **       Form of Warrant issued by the Registrant to the selling stockholders.

       27         ***      Financial Data Schedule


* Previously filed with Registrant's Annual Report on Form 10-KSB, dated March 30, 2000, Commission file no. 33-17922-C, and incorporated herein by reference.

** Previously filed with Registrant's Registration Statement on Form SB-2, dated April 26, 2000, Commission file no. 33-17922-C, and incorporated herein by reference.

***      Filed with this Report.


         (b) REPORTS ON FORM 8-K.

                  None.