Form 10QSB
period 2000-09-30
OPTICON MEDICAL INC
filed 2000-11-14
CIK 824174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,177,552 shares of common stock, $.0001 par value, on November 10, 2000.

         Transitional Small Business Disclosure Format    YES     NO  X
                                                              ---    ---

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE NO.
                                                                            --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets September 30, 2000 and December 31, 1999.      1

                  Statements of Operations For the Three Months
                  Ended September 30, 2000 and 1999, the Nine Months
                  Ended September 30, 2000 and 1999, and the Period From
                  July 28, 1984 (date of inception) to September 30, 2000.      2

                  Statements of Cash Flows For the Nine Months
                  Ended September 30, 2000 and 1999, and the Period From
                  July 28, 1984 (date of inception) to September 30, 2000.      3

                  Notes to Financial Statements -
                  September 30, 2000.                                           4

         Item 2.  Management's Discussion and Analysis.                         8

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                           N/A

         Item 2.  Changes in Securities.                                       N/A

         Item 3.  Defaults Upon Senior Securities.                             N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.         10

         Item 5.  Other Information.                                           N/A

         Item 6.  Exhibits and Reports on Form 8-K.                            11

         Signatures                                                            12

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                 OPTICON MEDICAL, INC.
                                            (FORMERLY IMMUNE RESPONSE, INC.)
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                                     Balance Sheets
                                                                                SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                 ASSETS                                            (UNAUDITED)          (SEE NOTE 2)
                                                                                ------------------   -----------------
Current assets:
    Cash and cash equivalents                                                       $ 1,488,761             13,736
    Deferred merger costs                                                                    --             32,344
    Prepaid expenses and other current assets                                            32,632              1,031
                                                                                    -----------         ----------

               Total current assets                                                   1,521,393             47,111

    Property and equipment, net                                                          36,403             44,099
    Intangibles, net of accumulated amortization of $78,412 in 2000
    and $69,700 in 1999                                                                 119,088            127,801
    Other assets                                                                          4,979              7,264
                                                                                    -----------         ----------

               Total assets                                                         $ 1,681,863            226,275
                                                                                    ===========         ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current portion of capital lease obligations                                    $     1,774              4,644
    Note payable to Immune Response, Inc.                                                    --            100,000
    Accounts payable                                                                     56,315             43,273
    Accounts payable and accrued liabilities to related parties                              --            121,173
    Dividends payable                                                                    43,103                 --
    Accrued compensation and related taxes                                                   --            168,178
    Other accrued liabilities                                                            29,564                 --
                                                                                    -----------         ----------

               Total current liabilities                                                130,756            437,268

Capital lease obligations, net of current portion                                         3,588                480
                                                                                    -----------         ----------
               Total liabilities                                                        134,344            437,748

Stockholders' equity (deficit):
    Preferred stock, $.0001 par value, 1,000,000 shares authorized:
      Series A convertible preferred stock, 3,000 shares authorized,
         2,650 shares issued and outstanding at September 30, 2000;
         liquidation preference of $2,693,103                                         1,595,616                 --
    Common stock, $.0001 par value, 25,000,000 shares authorized,
         7,948,253 shares issued and outstanding at September 30, 2000 and 7,497,500 shares issued and outstanding at December 31, 1999
         retroactively restated to reflect merger                                           795                750
    Additional paid-in capital                                                        6,869,224          4,153,193
    Deficit accumulated during the development stage                                 (6,918,116)        (4,365,416)
                                                                                    -----------         ----------

               Total stockholders' equity (deficit)                                   1,547,519           (211,473)
                                                                                    -----------         ----------

               Total liabilities and stockholders' equity (deficit)                 $ 1,681,863            226,275
                                                                                    ===========         ==========

See accompanying notes to condensed financial statements.

                                                       OPTICON MEDICAL, INC.
                                                 (FORMERLY IMMUNE RESPONSE, INC.)
                                                 (A DEVELOPMENT STAGE ENTERPRISE)

                                                     Statements of Operations
                                                            (Unaudited)

                                                                                                                      CUMULATIVE
                                                                                                                         FROM
                                                                                                                     JULY 28, 1994
                                                               THREE MONTHS ENDED            NINE MONTHS ENDED      (INCEPTION) TO
                                                                   SEPT 30,                       SEPT 30,              SEPT 30,
                                                             2000            1999           2000           1999          2000
                                                          -----------      ---------     ----------     ---------     ----------
Costs and expenses:
    Selling, general and administrative                    $  215,823        165,029        602,489       457,799      2,431,745
    Research and development                                  146,977         45,565        258,848       115,115      1,477,612
    Clinical and regulatory                                    51,912          8,650         54,981        31,175        984,438
    Depreciation of property and equipment                      8,106          4,893         23,692        14,679        158,066
    Amortization of intangible assets                           2,904          2,904          8,712         8,712        159,407
                                                           ----------      ---------     ----------     ---------     ----------

             Loss from operations                            (425,722)      (227,041)      (948,722)     (627,480)    (5,211,268)
                                                           ----------      ---------     ----------     ---------     ----------

    Other income (expense):
      Interest income                                          23,412          2,546         59,215         4,092        110,150
      Interest expense                                         (1,215)        (3,531)    (1,663,194)      (16,772)    (1,816,999)
                                                           ----------      ---------     ----------     ---------     ----------

             Total other expense                               22,197           (985)    (1,603,979)      (12,680)    (1,706,849)
                                                           ----------      ---------     ----------     ---------     ----------

             Loss before income taxes                        (403,525)      (228,026)    (2,552,701)     (640,160)    (6,918,117)

Income taxes                                                       --             --             --            --             --
                                                           ----------      ---------     ----------     ---------     ----------

             Net loss                                      $ (403,525)      (228,026)    (2,552,701)     (640,160)    (6,918,117)
                                                           ----------      ---------     ----------     ---------     ----------

             Preferred stock dividends                     $   43,103             --         94,884            --         94,884
                                                           ----------      ---------     ----------     ---------     ----------

             Net loss attributable to
               common stockholders                         $ (446,628)      (228,026)    (2,647,585)     (640,160)    (7,013,001)
                                                           ==========      =========     ==========     =========     ==========

             Loss per common share (basic and diluted)     $    (0.06)         (0.04)         (0.35)        (0.10)         (1.41)
                                                           ==========      =========     ==========     =========     ==========

             Weighted average number of shares
               oustanding during period (basic
               and diluted) retroactively restated
               to reflect merger                            7,722,029      6,497,500      7,581,970     6,324,531      4,961,433
                                                           ==========      =========     ==========     =========     ==========

See accompanying notes to condensed financial statements.

                                              OPTICON MEDICAL, INC
                                        (FORMERLY IMMUNE RESPONSE, INC.)
                                        (A DEVELOPMENT STAGE ENTERPRISE)

                                            Statements of Cash Flows
                                                  (Unaudited)


                                                                                              CUMULATIVE FROM
                                                                                               JULY 28, 1994
                                                                      NINE MONTHS ENDED       (INCEPTION) TO
                                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                                    2000            1999          2000
                                                                 -----------      ---------     -----------
Cash used in operating activities                                $(1,102,083)     $(517,995)    $(4,761,432)

Cash flows from investing activities:
    Purchases of property and equipment                              (11,914)            --       (170,220)
    Purchases of intangibles                                              --             --        (59,147)
                                                                 -----------      ---------     ----------

               Cash used in investing activities                     (11,914)            --       (229,367)

Cash flows from financing activities:
    Cash acquired in merger                                           99,119             --         99,119
    Merger costs                                                     (75,418)            --        (75,418)
    Proceeds from issuance of stock, net of issuance cost                 --        525,000      2,866,927
    Proceeds from the issuance of note payable to Immune
      Response, Inc.                                                      --             --        100,000
    Net proceeds from exercise of stock options                       22,000             --         22,000
    Proceeds from convertible debentures with warrants             2,547,265             --      3,372,265
    Proceeds from long-term debt                                          --             --        115,000
    Payments on capital lease obligations                             (3,044)        (4,922)       (19,433)
                                                                 -----------      ---------     ----------

               Cash provided by financing activities               2,589,922        520,078      6,480,460

Increase in cash and cash equivalents                              1,475,925          2,083      1,489,661

Cash and cash equivalents, beginning of period                        13,736         51,961            --
                                                                 -----------      ---------     ----------

Cash and cash equivalents, end of period                           1,489,661         54,044      1,489,661
                                                                 ===========      =========     ==========

SUPPLEMENTAL CASH FLOWS INFORMATION:
    Cash paid for interest                                       $    29,881             --         34,573
                                                                 ===========      =========     ==========
NONCASH INVESTING ACTIVITY:
    Equipment acquired through capital lease obligations         $     4,500             --         26,013
                                                                 ===========      =========     ==========
NONCASH FINANCING ACTIVITIES:
    Cancellation of Immune Response, Inc. debt in merger         $   100,000             --        100,000
                                                                 ===========      =========     ==========
    Deferred issuance costs related to merger                    $    32,344             --         32,344
                                                                 ===========      =========     ==========
    Conversion of debt in exchange for common stock              $        --             --        115,000
                                                                 ===========      =========     ==========
    Issuance of warrants in connection with convertible debt     $   775,000             --        775,000
                                                                 ===========      =========     ==========
    Conversion of debt in exchange for stock                     $ 2,547,265             --      3,421,432
                                                                 ===========      =========     ==========
    Issuance of common stock in exchange for intangibles         $        --             --        219,350
                                                                 ===========      =========     ==========
    Conversion of preferred stock into common stock              $   210,743             --        210,753
                                                                 ===========      =========     ==========
    Preferred dividends paid in common stock                     $    51,781             --         51,781
                                                                 ===========      =========     ==========

See accompanying notes to condensed financial statements.

                              OPTICON MEDICAL, INC.
                        (FORMERLY IMMUNE RESPONSE, INC.)

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Opticon Medical, Inc. (formerly Immune Response, Inc. - see Note 4) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.


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

At the Effective Date of the Merger, each outstanding share of Common Stock, no par value, Series A Preferred Stock, no par value, and Series B Preferred Stock, no par value, of Opticon Iowa, totaling 4,482,906 shares (the "Opticon Iowa Stock") and held by approximately 88 shareholders, was converted into the right to receive 1.23 shares of common stock, $.0001 par value, of Immune (the "Immune Common Stock"), so that, in the aggregate, the holders of Opticon Iowa Stock would, on the Effective Date, hold 80% of the outstanding Immune Common Stock, on a fully diluted basis, and the then current shareholders of Immune would hold, in the aggregate, 20% of the outstanding Immune Common Stock on a fully diluted basis. No fractional shares were issued. All fractional shares of Immune Common Stock to which a holder of Opticon Iowa Stock would otherwise be entitled at the Effective Date were aggregated, and any fractional share resulting from such aggregation was rounded to the nearest whole. All shares issued pursuant to the Merger Agreement were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended. In addition, notes outstanding between the two companies, totaling $100,000 were cancelled in connection with the Merger. The Merger consideration was determined based upon arms-length negotiations between Immune and Opticon Iowa.

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

On March 17, 2000, the Debentures were exchanged for 3,000 shares of Series A 6% Convertible Preferred Stock

(the "Immune Preferred Stock"). The Preferred Stock has identical terms and conditions to the Debentures, except that the holders of Immune Preferred Stock are entitled to cumulative dividends rather than interest, payable quarterly in cash or common stock. At the time of conversion, the principal balance of the Debentures was $2,246,528, and accrued interest was $9,250. On the conversion date, Immune also netted the deferred debt issuance costs of $440,159, previously recorded as an asset, with the carrying value of the Immune Preferred Stock. The dividends and interest were paid on July 6, 2000, in the amount of 67,630 shares of Immune Common Stock (having a value of $59,178). During the three months ended September 30, 2000, 350 shares of Immune Preferred Stock, with a discounted carrying value of $210,743, were converted into 356,063 shares of Immune Common Stock.


NOTE 4 - MERGER OF IMMUNE RESPONSE, INC. INTO OPTICON MEDICAL, INC. (A DELAWARE CORPORATION)

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


NOTE 5 - 2000 STOCK INCENTIVE PLAN

On July 27, 2000, the shareholders of the Company approved the adoption of the 2000 Stock Incentive Plan (the "2000 Plan"). The 2000 Plan is intended to increase incentive and to encourage stock ownership on the part of (1) employees of the Company and its affiliates, (2) consultants who provide significant services to the Company and its affiliates, and (3) directors of the Company who are employees of neither the Company nor any affiliate.

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

The 2000 Plan is administered by the Compensation and Stock Option Committee of the Company's Board of Directors (the "Committee"). The members of the Committee must qualify as "outside directors" under section 162(m) of the Internal Revenue Code. Subject to the terms of the 2000 Plan, the Committee has the sole discretion to determine the key employees and consultants who shall be granted Awards, the terms and conditions of such Awards, and to construe and interpret the 2000 Plan. The actual number of employees and consultants who will receive Awards under the 2000 Plan cannot be determined because eligibility for participation in the Plan is in the discretion of the Committee. The 2000 Plan may be amended or terminated by the Board of Directors at any time and for any reason. Certain material amendments to the 2000 Plan must be approved by the stockholders.

If a participant engages in a certain activity that is harmful to the Company, all outstanding and unexercised Awards may be cancelled and terminated. Awards granted under the 2000 Plan may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the applicable laws of descent and distribution.

During the third quarter of 2000, the Company granted 150,000 stock options to employees of the Company. These options, which have 10 year contractual lives, vest over three years. The Company also granted 28,500 stock options to non-employees for which the Company recognized approximately $13,000 in expense in the accompanying statement of operations.

In August of 2000, the Company extended the life of 46,125 stock options for one year. In accordance with Financial Accounting Standards Board Interpretation No. 44, the Company recognized approximately $28,000 of expense in the accompanying statement of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         The third quarter began with the merger of our former parent corporation, Immune Response, Inc., with and into the Company, as approved by our shareholders on July 27, 2000. With a newly consolidated corporate structure and clarified corporate identity, the Company's common stock began trading on the OTC Bulletin Board under the symbol "OPMI."

         The Company continues its operations as a development stage enterprise formed to develop, manufacture, and market a series of innovative and proprietary devices for use in urology and for the management and control of the symptoms of urinary incontinence. Since completing the merger, our energies have been intensely focused on serving the critical path to the market entry of our initial product, the OPTICON(TM), a disposable, silicone indwelling valved catheter, to be first indicated for use in acute, short-term urinary management.

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

RESULTS AND PLAN OF OPERATION

         The Company's operating plan remains centered on preparing the OPTICON(TM) for market entry, and we made significant progress toward that end in the third quarter. In August, the Company received the final report on its pilot clinical trial from its lead investigator, Dr. Rodney Appell, Section Head of Voiding Dysfunction and Female Urology at The Cleveland Clinic. Citing the satisfying results obtained through a comparative study of the device among 42 post-operative female patients needing short term urinary management, Dr. Appell concluded that "a self-controlled valve catheter is feasible, safe and appreciated by patients, especially demonstrated in patients who had previous experience with a Foley catheter drainage system." Feedback from the pilot trial also prompted consideration for minor, mostly ergonomic design changes to further affect ease of use for both patient and clinician and to insure optimal device performance. In response, we conducted an ergonomic study and specified several design enhancements. These modifications were then incorporated into the specifications for manufacturing tooling, which we have since sourced and which is in construction at this time. Although not yet configured for the scale manufacturing process, these tools and assembly fixtures will facilitate the manufacturing of fully-enhanced devices for accommodating the upcoming pivotal clinical trial. Moreover, we have identified and contracted the sources for the component manufacturing, device assembly, packaging and sterilization processes.

         The Company met with officials and staff of the U.S. Food and Drug Administration in September to review the developmental status of, and to discuss the regulatory path to, gaining first market clearance of the OPTICON(TM). We reached an agreement on specifics regarding intended use of the device, and the FDA confirmed that market clearance for acute use would be a function of a 510(k) Premarket Notification, rather than the more rigorous and lengthy Premarket Approval process. We also discussed specific elements of the anticipated pivotal clinical trial to support the 510(k) submission, and the FDA concluded that such a trial would be considered "non-significant risk," thus eliminating the need for further efforts to secure an Investigational Device Exemption. Subsequently, we drafted and submitted the complete trial protocol to the FDA in early October. Currently, we are awaiting the FDA's response to the proposed trial specifics and for the agency's agreement to proceed to trial. In preparation for trial, the Company's organization was strengthened in August with the addition of a Clinical Trial Coordinator and Monitor, and further development of the investigator network is continuing.

         Meanwhile, we are updating Quality Systems to fulfill both U.S. and international regulatory requirements. We have completed Failure Mode Analysis on the initial product, and we are currently updating Design Review documentation through the most recent design modifications. Sterilization validation is currently underway, and we are reviewing and modifying other quality assurance provisions as appropriate.

         We plan to focus on completing all the pre-trial initiatives in the next quarter. These activities are expected to include soliciting Institutional Review Board approvals at each of our investigative sites, producing and distributing all trial materials and relevant documentation, and training investigators and support staff in the use of the device. We forecast that we will complete the manufacture of units for the clinical trial by January and supply them to the investigators thereafter. We anticipate patient accruals to begin during the first quarter of 2001.

         Working capital at the close of the third quarter was $1,390,637 and is expected to fund the Company's planned operations into the second quarter of 2001. Assuming successful completion of the trial, we will require additional funds for elements of the post-trial manufacturing scale up, subsequent research and development initiatives, and further business development.

         Efforts to secure sales and distribution channels to the urology markets in both the U.S. and Europe are being revitalized as we can now begin to forecast the time of market entry. The Company has maintained a dialogue with a number of the established market participants for creating a strategic alliance, and as the Company gets closer to demonstrating market readiness, it is likely that one or more of these discussions will become more meaningful and definitive.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this report which relate to other than strictly historical facts, including statements about the Company's plans and strategies, as well as management's expectations about new and existing products, technologies and opportunities, market growth, demand for and acceptance of new and existing products (including the OPTICON(TM) device), are forward looking statements. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the Company's ability to successfully commercialize the OPTICON(TM), continuing losses from operations and negative cash flow, the challenges of research and development of new products, and other risks detailed in the Company's most recent Annual Report on Form 10-KSB and other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.       (a)      Immune Response, Inc. held its Annual Meeting of Stockholders on July 27, 2000, for the purpose of approving an Agreement and Plan of Merger, dated June 26, 2000, pursuant to which Immune Response, Inc.'s state of incorporation would change from Colorado to Delaware, by means of Immune Response, Inc.'s merging with and into the Company, a Delaware corporation and its wholly-owned subsidiary, so that the stockholders of Immune Response, Inc. would become stockholders of the Company. Holders of 5,135,194 shares of common stock of Immune Response, Inc. were present, representing 67.7% of Immune Response, Inc.'s shares of common stock issued and outstanding and entitled to vote at the meeting.

                  Once the merger was approved, the meeting was adjourned and the Certificates of Merger were filed with the appropriate state authorities.

         (b)      No directors were elected at this meeting.

         (c) The following table shows the voting tabulation for the matter voted upon at the meeting:

         Action                        For       Against       Abstain
         ------                        ---       -------       -------

         Approval of agreement      4,912,928     1,539          800
              and plan of merger

2.       (a)      After the filing of the Certificates of Merger, the Annual
Meeting of Stockholders of Immune Response, Inc. was reconvened as a meeting of the stockholders of the Company, for the following purposes:

                  (i) to elect two Class I Directors, each to serve a one-year term expiring at the 2001 Annual Meeting and until their successors are duly elected and qualified;

                  (ii) to elect two Class II Directors, each to serve a two-year term expiring at the 2002 Annual Meeting and until their successors are duly elected and qualified;

                  (iii) to elect one Class III Director, to serve for a three-year term expiring at the 2003 Annual Meeting and until his successor is duly elected and qualified; and

                  (iv) to approve the 2000 Stock Incentive Plan.

         (b)      At the meeting, all directors nominated were elected.

         (c) The following table shows the voting tabulation for each matter voted upon at the meeting:

         Action                                   For       Against    Abstained
         ------                                   ---       -------    ---------

         Election of Class I Directors

                  William J. Post               5,132,614       325      2,255
                  Fouad A. Salama, M.D.         5,132,614       325      2,255

         Election of Class II Directors

                  Ronald E. Eibensteiner        5,127,213     5,726      2,255
                  David Lundquist               5,127,213     5,726      2,255

         Election of Class III Director

                  Walter L. Sembrowich, Ph.D.   5,123,798       141      2,255

         Approval of  the 2000 Stock
               Incentive Plan                   4,816,855    95,993      2,419


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

         Exhibit                    Exhibit Description
         -------                    -------------------

         27                         Financial Data Schedule


         (B)      REPORTS ON FORM 8-K.

                  Current Report on Form 8-K, dated August 8, 2000, reporting the merger of Immune Response, Inc., a Colorado corporation, with and into its wholly-owned subsidiary, Opticon Medical, Inc., a Delaware corporation, pursuant to Item 4. No financial statements were filed therewith.

                                    SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended September 30, 2000, to be signed on its behalf by the undersigned, thereto duly authorized.


                                          NETMED, INC.

                                          By: /s/ William J. Post
                                             -----------------------------------
                                              William J. Post, President and
                                              Chief Executive Officer

                                          By: /s/ David B. Bittner
                                             -----------------------------------
                                              David B. Bittner, Chief Financial
                                              Officer and Treasurer
Dated: November 14, 2000

                                  EXHIBIT INDEX

       EXHIBIT                 EXHIBIT
       NUMBER                  DESCRIPTION
       ------                  -----------

       27                      Financial Data Schedule