Form 10KSB40
period 2000-12-31
OPTICON MEDICAL INC
filed 2001-03-29
CIK 824174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2000

                       Commission File Number: 33-17922-C

                              OPTICON MEDICAL, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                            31-1752868
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                            7001 POST ROAD, STE. 100
                               DUBLIN, OHIO 43016
                    (Address of principal executive offices,
                               including zip code)

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The registrant had no revenues for the fiscal year ended December 31, 2000.

         The aggregate market value of the registrant's common equity held by non-affiliates of the registrant was approximately $1,653,229 on March 16, 2001.

         There were 9,724,874 of the Registrant's Common Shares outstanding on March 16, 2001.

         Transitional Small Business Disclosure Format (check one):
         Yes [ ] No [x]

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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

                                    BUSINESS

OVERVIEW

         Opticon Medical, Inc. is a Delaware corporation focused on developing, manufacturing, and marketing a series of innovative, proprietary, cost-effective, disposable devices for use in a variety of urological applications, including the management and control of urinary incontinence. As a pre-revenue, development stage company, our business thrust has been devoted primarily to product development and regulatory affairs. Our current priority is preparing for the commercialization of our first product line, the OPTION-v(TM) series of valved urinary catheters, for use in the traditional urology markets for acute, short-term urinary management.

         Short-term urinary management is a urological intervention, prompted by a variety of acute indications, which facilitates the controlled drainage of the urinary bladder and typically lasts 14 days or less. For example, many post-operative patients emerge from surgery and anesthesia in a state of urinary retention, being temporarily unable to void naturally on their own. Thus, intervention is required and has traditionally been served by either: (i) the placement of a Foley catheter (a retained, indwelling catheter inserted into the bladder through the urethra that provides for passive, continuous drainage of urine into a collection bag); (ii) the placement of a suprapubic catheter (a retained device which functions similarly to a Foley and drains into a collection bag, but which accesses the bladder through the lower abdominal wall); or (iii) by the use of intermittent straight catheters (whereby a patient utilizes multiple, non-retained catheters for passage through the urethra and into the bladder, providing for the immediate drainage of urine).

         Historically, the use of these traditional devices has presented a number of problems and issues. First, urinary tract infections are frequent, often being attributed to bacteria ascending through the catheter system from a stagnant urine collection bag. Second, urine collection bags that are strapped to the legs of ambulatory patients, along with the necessary connecting tubing, are not only cumbersome and bothersome, but have also been known to leak, disconnect or rupture. Third, although not yet fully understood clinically, many believe that passive, continuous drainage of the bladder may contribute to a bladder's loss of elasticity and tissue contractility over time. Last, the use of intermittent straight catheters, requiring multiple invasions through the urethra each day, can increase the risk of trauma and be similarly cumbersome and inconvenient.

         The OPTION-v(TM) is comprised entirely of biocompatible silicone material and introduces several new and proprietary features to the traditional and widely accepted indwelling urinary catheter. We believe our unique, teardrop shaped retention balloon is capable of sealing the bladder neck from the involuntary loss of urine around the catheter shaft. In combination with the balloon, an adjustable retainer ring (in the female configuration) is expected to improve the anchoring of the device within the bladder, providing for a custom fit to the urethral length of the patient. Most notably, the incorporation of a proprietary valve, which is actuated by the simple manual compression of a discharge fitting at the end of the catheter, allows the patient to pass urine through the valve, thus mimicking the natural voiding process, maintaining normal bladder cycling, and eliminating the need for collection bags and connecting tubes.

         Our first planned product introduction is centered on the OPTION-vf(TM), the configuration for the female anatomy and the device which is, at the date of this Report, about to undergo clinical trials. Assuming satisfactory trial results and that we obtain market clearance from the Food and Drug Administration (FDA) subsequent to the 510(k) Premarket Notification submission which will follow the completion of our clinical trial, the OPTION-vf(TM) will lead our entry into the urinary management market. Thereafter, we plan to introduce the OPTION-vm(TM) (male configuration) and the OPTION-vs(TM) (suprapubic configuration) sequentially. Although we hope to obtain regulatory clearance for these devices without further full-scale clinical studies, we do not know if the FDA will accept product line extensions based on the original clinical trials of the female patient population. We expect our European launch to coincide broadly with our U.S. market introduction, although this plan is similarly dependent on the regulatory process which involves our satisfying the requirements for obtaining the CE mark, an effort also in progress. A second-generation design goal envisions an embodiment of the technology which is significantly more elegant for long-term, chronic use, differentiating both the value and utility proposed from the first-generation product, and which specifically serves as a management modality for adult urinary incontinence.

         Urinary incontinence, the involuntary loss of urine, affects an estimated 18 million people in the United States, 85% of whom are female. Urinary incontinence can be an intrusive, debilitating, and embarrassing condition, which has a significantly negative impact on a patient's quality of life. We believe that the application of our technology represents a new modality in the management of urinary incontinence, particularly for the moderate-to-severely incontinent patient who fails to be satisfied by wearing absorbent pads or adult diapers, or for whom specific surgical remedies or other treatments are not available. Discreet and simple to use, the second-generation device will prevent the involuntary loss of urine at the bladder neck and facilitate the voiding process with a close-to-normal behavioral effort. It also will be a gender specific, disposable, indwelling device, although intended for replacement every 28 days. In the United States, FDA clearance for the chronic use market will be a function of the longer term and more rigorous Premarket Approval Process.

         Other developmental projects are targeted and are intended to address unmet needs of the market relative to urinary incontinence, including our patented design for a surgically implanted artificial sphincter as a remedy for incontinent conditions that are attributed to Intrinsic Sphincter Deficiency. We also intend to maintain an interest in pursuing developmental partnerships, alliances and business combinations as opportunities and available resources will permit and where shareholder value may be enhanced.

         We have successfully established contract manufacturing sources as they concern component manufacturing, device assembly, packaging and sterilization for the OPTION-vf(TM). We have developed and installed operating procedures, quality measures, and proprietary tooling and assembly fixtures. We have completed the pilot production phase to satisfy the supply of units demanded by our clinical trial, and scale tooling is being sourced. We plan to methodically integrate elements of the manufacturing process in the future as they become necessary to achieve unit cost targets. We do not view self-manufacturing, however, to be immediately critical to achieving market presence or initial revenues and profitability.

         Our initial marketing plan assumes an approach to the traditional urology and hospital markets via a distribution alliance with an established supplier in the United States and Europe. No such alliance yet exists, but early discussions are underway with several industry candidates, and this initiative is expected to materialize as we get closer to market entry. Should our distribution partner prove less than fully represented in Europe, we will attempt to leverage multiple distribution channels. We will approach the Japanese and Pacific Rim markets as we obtain registrations and regulatory clearances and as we identify distribution opportunities. Long-term plans call for ultimately developing a direct sales capability for domestic markets involving incontinence, where those markets emerge outside the traditional urology and hospital sectors.

         We continue to transition from our operation as a "virtual corporation." We continue to expand methodically our directly employed infrastructure with both full- and part-time associates. The Product Development and Engineering effort is led by professionals within the organization, as are Regulatory and Clinical Affairs, and Marketing and Business Development. A host of consultants and independent contractors further support our efforts. We continue to apply working capital prudently toward more fully establishing our directly employed infrastructure, completing the clinical trials for the OPTION-vf(TM), establishing our initial market channels, and transitioning to market-level, scale manufacturing. Progressing the second-generation product development plan, as well as other planned developmental projects, is dependent upon subsequent capitalization.

BACKGROUND

         Opticon Medical, Inc. was originally formed in 1994 as a privately held Iowa corporation to develop, manufacture, and market an innovative, disposable device for use in the management and control of the symptoms of urinary incontinence in adults. Our founder, Fouad A. Salama, M.D., conceived, produced, and tested a series of devices which showed promise for treating individuals suffering from urinary incontinence, and his efforts ultimately resulted in a series of patents which formed the original basis of our business.

         As a result of a revision in FDA policy, which now requires the more lengthy Premarket Approval (PMA) process for chronic use applications of all transurethral devices, we changed our plans to proceed through the regulatory approval process via a 510(k) Premarket Notification submission in late 1996. When the early embodiments of the technology were shown to be equally promising for introducing innovation to the established markets for devices that serve acute needs for short-term urinary management, we amended our strategy to pursue the short-term, acute use markets first. In the fourth quarter of 1997, we petitioned the FDA to allow a 510(k) pathway to the acute use market and in early 1998, we won FDA agreement to trial the original product for use in short-term urinary management within the patient population that would normally be managed using a Foley catheter.

         The condition of the capital markets for early stage health care companies challenged our ability to fund developmental progress over the ensuing two years. While our infrastructure was held to a minimum during this very difficult time, we nonetheless enhanced our intellectual property portfolio with the patent issuance for the artificial sphincter and conducted a pilot clinical trial at the Cleveland Clinic through which Proof of Concept was established. In addition, we consolidated our Des Moines, Iowa and Minneapolis, Minnesota facilities and relocated our operations to our current facility in Dublin, Ohio.

         On February 25, 2000, the Company completed a reverse merger with a wholly-owned subsidiary of Immune Response, Inc. (Immune), an inactive Colorado corporation whose securities were publicly traded on the OTC Bulletin Board (OTCBB: IMUN). As a result of the merger, we became the wholly-owned subsidiary and sole operating interest of Immune. The merger was accounted for as a business combination between an operating enterprise (Opticon) and a "shell company" (Immune), in which Immune was the issuer of securities and the operating enterprise was determined to be the acquiring enterprise for financial reporting purposes.

         Immediately following the merger, we entered into Securities Purchase Agreements with certain investors, whereby they purchased $3 million in principal amount of 6% convertible debentures and warrants to purchase 300,000 shares of our common stock at a price of $6.60 per share. The debentures were convertible, either in whole or in part, into common shares, at any time at the option of the holder, and from time to time, at a conversion price per share of common stock equal to the lesser of $4.50, or 65% of the market price of our common stock.

         On March 17, 2000, the debentures were exchanged for 3,000 shares of Series A 6% Convertible Preferred Stock. The preferred stock has identical terms and conditions to the debentures, except that the holders of preferred stock are entitled to cumulative dividends rather than interest, payable quarterly in cash or common stock.

         On July 27, 2000, Immune Response, Inc. was merged with and into its wholly-owned subsidiary, Opticon Medical, Inc., a Delaware corporation. As a result, our corporate structure was consolidated into a single entity domiciled in Delaware, and our securities began trading under the new symbol "OPMI" on the OTC Bulletin Board.

         Since that time, our focus has again been centered on the commercialization phase of our business development. Final phase product development for the OPTION-vf(TM) proceeded through the summer of 2000. Meetings with the FDA which began in September 2000 reaffirmed that the regulatory pathway to the short-term urinary management market could be via the 510(k) Premarket Notification process, which allowed us to forecast our application for market clearance in a timeframe significantly less than would have been expected with the more rigorous PMA. Discussions with the FDA continued through the end of the year for the purpose of specifying the research protocol to be conducted in the pivotal clinical trial, the results of which will support the subsequent 510(k) submission. Meanwhile, we produced and placed in inventory by year-end finished sterile goods, prepared for human use and sufficient to supply the impending clinical trials.

RECENT DEVELOPMENTS

         We reached final agreement with the FDA to proceed to trial in late January 2001. We submitted applications to the Institutional Review Boards
(IRBs) of four investigative centers by mid-February. We have received approval to begin the study from three of the centers, while the fourth is still pending. Company representatives conducted the training of the investigative teams, and the initial three centers have been equipped to begin the study. Patient enrollment is expected to begin immediately.

MARKET AND COMPETITIVE BUSINESS CONDITIONS

         We believe that our principal competition will come initially from existing products for urinary management; specifically, the array of Foley-type catheters, suprapubic and single-use straight catheters. The urological division of C.R. Bard is the market leader for current indwelling catheters and supply products, holding over 50% of the U.S. market through its branded and original equipment manufactured product lines. Other significant participants in this market include Kendall, Hollister, Rusch, Cook and Mentor. This market is considered mature, highly competitive and relatively price sensitive. We also believe that the market is poised to embrace innovation, where it can be introduced to benefit the patient or the clinical outcome, without conflicting with the economic objectives of managed care initiatives. We believe that the OPTION-vf(TM) can be positioned in terms of price broadly in parity with the Foley catheter system, and that it may qualify for third-party financial reimbursement under existing reimbursement codes which have been established by the Health Care Financing Administration.

         Urinary incontinence represents a compelling emerging market opportunity given the demographics of the incontinent population, its growth forecast, and the fact that the condition has been historically "closeted" and not discussed openly. Relatively recent awareness campaigns have begun to open the dialogue and it is likely that there will be significant impact on public knowledge and awareness over the next few years. The current market is predominantly associated with the wide use and consumption of adult diapers and absorbents. Procter & Gamble, Kimberly-Clark, PMP, Inc., and Johnson & Johnson lead the market for diapers and pads. A variety of other modalities exist or are in various stages of development, from behavioral modification tools, electro-stimulation and bladder re-training systems, to urethral plugs and patches. Certain surgical remedies are also available to select patients with specific etiologies. Bard also leads the U.S. market for bulking agents with their CONTIGEN(TM) product, a collagen-based material that is injected into the peri-urethral tissues for incontinence caused by Intrinsic Sphincter Deficiency. Also, pharmaceutical products have been introduced and aggressively marketed, having been shown to have certain effectiveness for urge incontinence or so-called "overactive bladder."

         Considering the established market for indwelling catheters and other devices for traditional urinary management and the forecast of our proposed pricing and specified use of second-generation devices for the management of incontinence, we believe that we are well positioned to ultimately compete within available U.S. markets that, combined, are in excess of $1.2 billion annually. We estimate similarly sized opportunities in markets overseas.

GOVERNMENTAL REGULATIONS

         Government regulation in the United States and other countries is a significant factor in the development and marketing of our products and in our ongoing manufacturing and research and development activities. Our business is subject to regulation by numerous governmental authorities, primarily the United States Food and Drug Administration and corresponding foreign agencies, under a number of statutes including the Food, Drug and Cosmetic Act, as amended. Manufacturers of medical devices must comply with applicable provisions and associated government regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of medical devices and the reporting of certain information regarding their safety. The FDC Act requires certain clearances from the FDA before medical devices, such as the OPTION-vf(TM), may be marketed.

         In August 1996, we received 510(k) allowance from the FDA to market the OPTICON(TM) Direct (non-valved) as a continuous drainage device. We expect to obtain FDA 510(k) allowance and to have the OPTION-vf(TM) (valved, female configuration) market-ready for acute use, and plan to enter the market for short-term urinary management for indications requiring use for 14 or fewer days. We will pursue market allowance for similar indications for the OPTION-vm(TM) (valved, male configuration) and OPTION-vs(TM) (valved, suprapubic configuration). Thereafter, we intend to have sufficiently developed the second-generation device so as to seek an Investigational Device Exemption to permit clinical trials regarding its long-term, chronic use for the management of urinary incontinence. Upon successful completion of trials, we will file a Premarket Approval application in an effort to obtain approval to market the device for chronic use in the United States. The process for a Premarket Approval application often takes in excess of 2 1/2 years, including the clinical trial process and subsequent consideration from the FDA. In addition, we intend to seek ISO certification and CE mark approval concomitant with our domestic regulatory efforts, which will facilitate the marketing of our products in Europe.

PATENTS AND TRADEMARKS

         Following the initial research and development of our core technology, an initial United States patent was issued in 1990 relating to the one-way disposable urinary control valve. Several subsequent patents and patent extensions have been issued, the most recent of which was in December 1997, and notice of allowance for claims relating to a new discharge valve was received in March 1998. Patents relating to this core technology have also been issued in Canada, Australia, Japan, North Korea, South Korea, and a number of countries throughout Europe, including those countries participating in the Patent Cooperation Treaty.

         Issued patent claims apply to the proprietary shape of the retention balloon and to the method for adjusting length and anchoring the device in place. The design and function of the discharge valve is also patented. Continuing development has resulted in additional patent applications, and in April 1999, a new patent was issued for a surgically implantable artificial sphincter. We originally acquired an exclusive and irrevocable license to the OPTICON(TM) technology from Dr. Salama. In 1997, we entered into an ongoing exclusive consulting agreement with Dr. Salama, wherein Dr. Salama assigned ownership of all existing patents, and will assign all future patents he develops in the fields of urology, urogynecology, and urinary incontinence care, directly to us.

         OPTICON(TM), OPTION-vf(TM), OPTION-vm(TM), and OPTION-vs(TM) are trademarks of the Company.

EMPLOYEES

         As of December 31, 2000, we employed 5 full time employees and used the services of several external consultants. None of our employees is subject to a collective bargaining agreement, and we consider our relationships with our employees to be good.

BUSINESS RISKS

WE ARE A DEVELOPMENT STAGE ENTERPRISE AND MAY NEVER HAVE POSITIVE EARNINGS OR CASH FLOW

         Our current business is limited to research and development and regulatory activities relating to the OPTION-vf(TM) and related products, from which we have yet to derive any revenues. Therefore, our business is subject to risks incident to any early stage business, including the absence of earnings. As of December 31, 2000, we had an accumulated deficit of $7,214,235. Until a successful commercial launch of the OPTION-vf(TM) (which is by no means assured) we will realize little, if any, revenue, and will be dependent upon the capital remaining from our last financing and the proceeds of follow-on rounds of capitalization to fund operations. See "BUSINESS - OVERVIEW AND BACKGROUND."

WE HAVE NEVER HAD ANY SALES OR REVENUES AND HAVE A HISTORY OF LOSSES. WE ALSO ANTICIPATE FUTURE LOSSES.

         We have been engaged primarily in the research, development and testing of the OPTION-vf(TM) and related products. We have not had any commercial sales or generated any revenues from the OPTION-vf(TM) or any other product to date and have experienced operating losses since our inception, including those for fiscal year 2000 totaling $2,848,819. We expect to incur substantial operating losses and the rate at which such losses are incurred is expected to increase relative to prior years as we prepare for the commercialization of the OPTION-vf(TM). Until a successful commercial launch of our first product, which is by no means assured, we will realize little, if any, revenue, and will be dependent upon the capital remaining from our last financing and the proceeds of follow-on rounds of capitalization to fund operations. There can be no assurance that we will ever generate revenues or achieve profitability.

WE NEED TO RAISE ADDITIONAL CAPITAL IN 2001 IN ORDER TO BE SUCCESSFUL

         We will likely incur substantial expenditures during 2001 to further the development and commercialization of the OPTION-vf(TM). We do not currently have adequate funds to accomplish our objectives and anticipate that we will need to raise additional capital in 2001. We are unsure whether capital will be available at that time.

WE FACE CERTAIN PRODUCT DEVELOPMENT RISKS AND THE UNCERTAINTY OF REGULATORY APPROVAL

         The OPTION-vf(TM) device is new and, accordingly, its safety and efficacy has not yet been established. The production and marketing of our products, including the OPTION-vf(TM), and our ongoing research and development activities are subject to regulations by numerous government authorities in the United States and other countries. The manufacture and sale of the OPTION-vf(TM) and future products are subject to Food and Drug Administration review and approval, which can be an expensive, lengthy and uncertain process. We received 510(k) allowance to market the OPTICON(TM) Direct, a non-valved product, as a continuous drainage device in the United States, although we do not anticipate marketing the OPTICON(TM) Direct at least until after introducing the OPTION-vf(TM). In February 1998, the FDA approved our petition to permit us to conduct human trials on acute patient populations requiring short-term urinary management and to seek market clearance for short-term use of what has since been positioned and trademarked as the OPTION-vf(TM) via a 510(k) submission rather than via the lengthier Premarket Approval (PMA) process. The FDA, however, continues to require the more extensive PMA process for qualifying transurethral devices for the long-term management of incontinence. Once chronic use trials begin, a PMA filing is expected within 24-30 months. The approval process for a PMA application entails longer and more complicated regulatory review, often taking 6 to 12 months or longer from the time of filing.

         Failure to complete or derive favorable results from clinical trials, or failure to obtain the necessary FDA allowances or approvals, or to complete clinical trials or obtain such allowances or approvals on a timely basis, would have a material adverse effect on our business, financial condition and results of operations. In addition, the FDA and various state agencies inspect medical device manufacturers (including contract manufactures, such as those we employ) from time to time to determine whether they are in compliance with applicable regulations, including ones concerning manufacturing, testing, quality control and product labeling practices. Noncompliance with applicable regulatory requirements (including noncompliance by our third-party contract manufacturers) can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device we manufacture or distribute.

OUR PRODUCTS FACE THE UNCERTAINTY OF MARKET ACCEPTANCE

         The OPTION-vf(TM) represents a new approach to facilitating short-term urinary management, and there can be no assurance that it will gain any significant degree of market acceptance even if necessary regulatory clearances or approvals are obtained. We believe that recommendations by physicians may be significant for market acceptance of the OPTION-vf(TM), and there can be no assurance that we will obtain any such recommendations. In addition, there can be no assurance that urological patients or urinary incontinence sufferers in the United States and abroad will accept the products derived from the OPTICON(TM) technology. Further, the incontinence and urological device industry is highly competitive. In order to compete successfully against other products, we must maintain competitive pricing. Insufficient market acceptance of the OPTION-vf(TM) would have a material adverse effect on our business, financial condition and results of operations.

OUR SUCCESS IS COMPLETELY DEPENDENT UPON THE SUCCESS OF THE OPTION-vf(TM)

         Although we intend to develop a family of products for urology and incontinence care, we expect that substantially all of our revenues in the near-term will be derived from the OPTION-vf(TM). Failure to successfully commercialize the OPTION-vf(TM) would have a material adverse effect on our business, financial condition and results of operations.

WE DO NOT HAVE ANY MANUFACTURING CONTRACTS AND WILL BE DEPENDENT UPON THIRD PARTIES FOR MANUFACTURING

         Initially, we expect to contract with third parties for all of our manufacturing and there can be no assurance that we will be able to enter into or maintain acceptable contracts with appropriate third parties. In addition, we have contracted with certain third parties for the creation of tooling, assembly, packaging and sterilization. As a result, we will be dependent on such third parties to produce our products efficiently and on a timely basis. Further, we will be dependent on such third parties' quality control procedures. Failure of such third parties to maintain adequate quality control or to manufacture products in sufficient quantities and on a timely and cost-effective basis could have a material adverse effect on our business, financial condition and results of operations. Any interruption in supplies would also have a material adverse effect on our business, financial condition and results of operations.

WE DO NOT HAVE ANY MARKETING AND SALES SUPPORT

         We currently have no employees dedicated solely to marketing and sales. We expect to market our products initially through distribution alliances. In the future, we expect to market our products for the incontinence market in part through a direct sales force. There can be no assurance that we can build a distribution alliance or an effective sales force, attract and retain our own qualified marketing and sales group in the United States, or otherwise design and implement an effective marketing and sales strategy for the OPTION-vf(TM) or any future products we develop.

         We expect to market our products internationally principally through distributors or strategic alliances. There can be no assurance that we will be able to engage such distributors or strategic partners or that if retained, such distributors or partners will be able to successfully market and sell our products.

OUR PRODUCTS FACE SIGNIFICANT COMPETITION AND OUR COMPETITORS MAY DEVELOP MORE EFFECTIVE PRODUCTS

         Our ability to compete in the urology market or urinary incontinence management field will depend primarily upon physician and consumer acceptance of the products derived from the OPTICON(TM) technology, consistency of product quality and delivery, price, technical capability and the training of health care professionals and consumers. Other factors within and outside our control will also affect our ability to compete, including our product development and innovation capabilities, our ability to obtain required regulatory clearances, our ability to protect the proprietary technology included in our products, our manufacturing and marketing capabilities, our third-party reimbursement status, and our ability to attract and retain skilled employees. Certain of our competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than we have. The development of new treatments that offer a permanent cure for urinary incontinence could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any products that we may offer, nor can there be any assurance that such competitors will not succeed in obtaining regulatory clearance, introducing or commercializing any such products before we do. Such developments could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR PATENTS OR PRODUCE OR MAINTAIN PROPRIETARY TECHNOLOGY

         Our ability to compete effectively will depend, in part, on our ability to develop and maintain proprietary aspects of our technology. Although we have a number of patents relating to the shape of the balloon and to the design and function of the discharge valve, there can be no assurance that our patents will not be challenged, invalidated or circumvented in the future. Legal standards related to the enforceability, scope and validity of patents are in transition and are subject to uncertainty due to broad judicial discretion and evolving case law. Moreover, there can be no assurance that our competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell our products either inside or outside the United States. The defense and prosecution of patent litigation or other legal or administrative proceedings related to patents is both costly and time-consuming, even if the outcome is favorable to us. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from others or require us to cease making, using or selling any products. There also can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to us, if at all.

         We also rely on unpatented proprietary technology, and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to our unpatented proprietary technology. In addition, we cannot be certain that others will not independently develop substantially equivalent or superseding proprietary technology, or that an equivalent product will not be marketed in competition with our products, thereby substantially reducing the value of our proprietary rights. There can be no assurance that any confidentiality agreements between us and our employees, consultants or contractors will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of such trade secrets, know-how or other proprietary information.

OUR PRODUCTS MAY NOT BE ELIGIBLE FOR THIRD-PARTY REIMBURSEMENT

         In the United States and many foreign countries, third-party reimbursement is currently generally available for clinically indicated short-term urinary management and for surgical procedures for incontinence, but generally unavailable for patient-managed products such as diapers and pads. Although we believe that users of the OPTION-vf(TM) may ultimately be eligible for third-party reimbursement, there can be no assurance that such reimbursement will become available. The availability of third-party reimbursement for the Company's products in Europe will vary from country to country. If third-party reimbursement is unavailable in the relevant European country or in the United States, consumers will have to pay for the products themselves, resulting in greater relative out-of-pocket costs as compared to surgical procedures and other management options for which third-party reimbursement is available. Changes in the availability of third-party reimbursement for the Company's products, for the products of our competitors or for surgical procedures, may affect our pricing practices or the relative cost of our products to the consumer. We are not able to predict the effect that the availability or unavailability of third-party reimbursement for our products may have on our commercialization efforts in the U.S. or abroad, but such effect may be significant.

OUR PRODUCTS FACE INTERNATIONAL SALES AND OPERATIONS RISK

         We intend to sell the OPTION-vf(TM) and any future products to customers outside the United States as well as domestically. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, market instability, trade restrictions, changes in tariffs or difficulties in staffing and managing international operations. Foreign regulatory agencies often establish product standards different from those in the United States, and any inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on our international business and our financial condition and results of operations. Additionally, our business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining export licenses. There can be no assurance that we will be able to successfully commercialize the OPTION-vf(TM) or any future product in any foreign market.

WE ARE DEPENDENT ON KEY PERSONNEL AND NEED ADDITIONAL PERSONNEL

         We are currently dependent on the services of our officers and directors as well as our founder and other consultants. Our success is also dependent in large part upon our ability to attract and retain key management and operating personnel. Qualified individuals are in high demand and are often subject to competing offers. In the immediate future, we will need to add additional skilled personnel and to retain consultants in the areas of research and development, regulatory affairs, clinical affairs, marketing and manufacturing. There can be no assurance that we will be able to attract and retain the qualified personnel needed for our business. The loss of the services of one or more members of our research or management group or the inability to hire additional personnel as needed, would likely have a material adverse effect on our business, financial condition and prospects. In addition, we do not have in force key man life insurance policies on any of our key officers.

AS A MANUFACTURER AND MARKETER OF A MEDICAL DEVICE, WE COULD EXPERIENCE PRODUCT LIABILITY CLAIMS AND WE MAY NOT HAVE ADEQUATE INSURANCE COVERAGE

         We face an inherent business risk of exposure to product liability claims in the event that a consumer is adversely affected by our prospective products. Because the OPTION-vf(TM) is a foreign body in the urethra, for example, there is always a chance of urinary tract infection. The OPTION-vf(TM) is also subject to other potential risks that apply to all indwelling catheters and devices, including urethral complications (balloon inflation in the urethra, urethral stricture, damage to the urethra if catheter removal is attempted while balloon is inflated) and bladder complications (hematuria due to irritation or infection, polypoid cystitis associated with long-term use, bladder perforation). There can be no assurance that our existing $2 million umbrella insurance policy is adequate to protect us from any liability we might incur in connection with the clinical studies or sales of the OPTION-vf(TM). In addition, we may require increased product liability coverage as the OPTION-vf(TM) is commercialized. Such insurance is expensive, and there can be no assurance that such insurance in the future will be available on commercially reasonable terms, or at all, or that such insurance, even if obtained, would adequately cover any product liability claim. A product liability or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business, financial condition and prospects.

YOU MAY HAVE DIFFICULTY BUYING AND SELLING OUR COMMON STOCK

         Our common stock is currently traded in the over-the-counter market on the OTC Bulletin Board. There can be no assurance that our common stock will continue to be listed on the OTC Bulletin Board or that a market for our common stock will exist in the future should our stockholders wish to sell any of their shares. There is no assurance that, if a market exists in the future, that it will be an active, liquid or continuous trading market. The stock market has experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many technology, emerging growth, and developmental companies. Such fluctuations and volatility have often been related or disproportionate to the operating performance of such companies. Factors such as announcements of the introduction of enhanced services or related products by us or by our competitors may have a significant impact on the market price of our common stock.

BECAUSE OUR COMMON STOCK IS A "PENNY STOCK," TRADING IN IT IS SUBJECT TO THE PENNY STOCK RULES WHICH COULD AFFECT YOUR ABILITY TO RESELL THE STOCK IN THE MARKET

         Our common stock is currently trading at a price below $5.00 per share, subjecting trading in the stock to certain rules promulgated under the Securities Exchange Act of 1934 requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock which could severely limit the market liquidity of our common stock and our stockholders' ability to sell them.

WE HAVE NEVER PAID A DIVIDEND ON OUR COMMON STOCK AND DO NOT ANTICPATE DOING SO IN THE FORESEEABLE FUTURE

         We have never paid or declared a dividend on our common stock and do not anticipate doing so in the foreseeable future. We have accumulated substantial losses since our inception and there can be no assurance that our operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flow. Any earnings generated from our operations will be used to finance our business and growth.

THE ISSUANCE OF COMMON STOCK TO OUR PREFERRED STOCKHOLDERS MAY CAUSE DOWNWARD PRICING PRESSURE AND WILL DILUTE OUR STOCKHOLDERS' PERCENTAGE OF OWNERSHIP

         The shares of our Series A, 6% Convertible Preferred Stock are convertible into common stock at a 35% discount to the market price of the common stock at the time of conversion, which means that the potential dilution of our stockholders' ownership will increase as our stock price goes down, since the preferred stock is convertible at a floating rate that is a discount to the market price. If the holders of the preferred stock were to convert the preferred stock at the prevailing market price as March 16, 2001, the conversion would result in the issuance of approximately 19,561,618 additional shares of common stock to the preferred stockholders. In addition, the sale of the common stock issued upon conversion of the preferred stock and exercise of warrants issued to the preferred stockholders will put downward pricing pressure on our common stock.

         We also expect to issue additional shares of our common stock to pay dividends on the preferred stock, further diluting our stockholders' ownership and putting additional downward pricing pressure on the common stock.

         We also have outstanding options and warrants to purchase common stock that were issued pursuant to the exchange of options and warrants held by Opticon Medical, Inc. stockholders before the February 2000 merger. If some or all of these options and warrants are exercised, our stockholders would experience a dilution in their percentage of ownership and their voting power.

         If we issue equity securities to raise funds, each stockholder's interest may be reduced. Further, such equity securities may have rights, preferences, or privileges senior to the common stock.

THE CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK MAY LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE MATTERS

         Our directors, executive officers and principal stockholders (5% or greater) collectively beneficially own or have the right to acquire under currently exercisable options approximately 81.42% of our outstanding shares of common stock. As a result, these stockholders will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control.

VOLATILITY OF MEDICAL TECHNOLOGY COMPANIES' SECURITIES MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR STOCK

         Market prices of securities of medical technology companies, including the shares of our common stock, have experienced significant volatility from time to time. There may be volatility in the market price of our common stock due to factors that may not relate to our performance. Various factors and events, such as announcements by us or by our competitors concerning new product developments, governmental approvals, regulations or actions, developments or disputes relating to patent or proprietary rights and public concern over product liability may have a significant impact on the market price of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We lease approximately 4,100 square feet of space at 7001 Post Road, Suite 100, Dublin, Ohio 43016, at a current rent of $64,426 annually, under a lease that expires on September 30, 2001. Pursuant to our lease, we have an option to renew the lease for an additional three-year term. We have notified the landlord of our intention to exercise that option and are in the process of negotiating the final terms of the extension period.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not currently involved in any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock of Immune Response, Inc., our predecessor, has been traded on the over-the counter market since July 1988. Trading in the common stock was reported by National Quotation Service's "Pink Sheets" until January 1992 when the common stock ceased being quoted. Effective July 1999, the common stock was admitted for quotation on the NASD OTC Bulletin Board under the symbol "IMUR." In January 2000, and continuing at the time of the merger between Opticon Medical, Inc., an Iowa corporation, and Immune Response, Inc., the common stock began trading under the symbol "IMUN." On July 28, 2000, as a result of our parent-subsidiary merger with Immune Response, Inc., our common stock began trading under the symbol "OPMI" (See "BUSINESS - BACKGROUND"). The following table sets forth, for the periods indicated, the high and low sales price per share, as reported by Nasdaq Trading & Market Services.

Third Quarter 1999 .......................................$ 1.375    $ 0.510
Fourth Quarter 1999.......................................$ 0.750    $ 0.3125
First Quarter 2000 .......................................$ 7.375    $ 0.390
Second Quarter 2000  .....................................$ 2.125    $ 0.375
Third Quarter 2000 .......................................$ 2.000    $ 1.000
Fourth Quarter 2000  .....................................$ 1.000    $ 0.187

         On March 16, 2001, the last reported sale price of our common stock was $.17 per share. On March 16, 2001, there were 691 holders of record of shares of our common stock. This figure excludes an indeterminate number of stockholders whose shares are held in "street" or "nominee" name.

         We have not paid a dividend on our common stock and do not anticipate paying any dividends in the foreseeable future. We may never pay cash dividends or distributions on our common stock. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that the Board of Directors decides is relevant.

         In November 1999 (and prior to a subsequent one-for-three reverse stock split), our predecessor, Immune Response, Inc., completed the private placement of 3,000,000 shares of common stock, which was offered on a best efforts basis to accredited investors. The gross proceeds from the private placement was $300,000 and were used for working capital. Immune Response, Inc. claimed exemption from registration under Rule 506 of Regulation D of the Act, and the sale of stock was restricted accordingly.

         In February 2000, following the effectiveness of the merger between Opticon Medical, Inc., an Iowa corporation, and Opticon Acquisition Corporation (see "DESCRIPTION OF BUSINESS - BACKGROUND"), we sold to certain investors $3,000,000 in principal amount of 6% Redeemable Convertible Debentures and warrants to purchase 300,000 shares of our common stock, for an aggregate purchase price of $3,000,000. We subsequently exchanged the debentures for 3,000 shares of the our Series A 6% Convertible Preferred Stock. The preferred stock is entitled to cumulative dividends at the rate of 6% per annum. The warrants are exercisable at a price equal to $6.60 per share. The preferred stock is convertible from time to time at the option of the holder into shares of common stock at a conversion price equal to 65% of the average closing bid price of our common stock for the 5 business days prior to conversion. Both the preferred stock and the warrants have adjustment features to compensate for our dilutive issuance of common equity (or options, warrants or other rights convertible into or exercisable for common equity) while the preferred stock and warrants remain outstanding. We also entered into a Registration Rights Agreement pursuant to which we filed, and must keep effective, a registration statement under the Securities Act of 1933 for the resale by the investors of shares of common stock issuable on conversion of the preferred stock or exercise of the warrants. Our net proceeds from this transaction, after payment of fees and expenses, was approximately $2,547,265.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The year 2000 was a pivotal year in the continuing effort to bring the Company to the point of commercialization. Through July, the focus was primarily centered on corporate restructure through the course of two mergers and on satisfying the initial regulatory requirements presented by our publicly traded status and most recent financing. Concomitant with this activity was our continued endeavor to move down the path of product development and regulatory affairs.

         After fortifying our organization during the first half of the year with much needed internal resources in engineering, we successfully designed and integrated certain ergonomic enhancements to our first-generation product in an attempt to address several objectives for its optimization which we developed as a result of our pilot clinical trial experience. We validated the product design, as well as the pilot manufacturing and sterilization processes. At mid-year, we added staff in both regulatory and clinical affairs. As planned, we met with representatives of the U.S. Food and Drug Administration during the third quarter and satisfied several objectives. After presenting our pilot trial results, we obtained reaffirmation from the FDA that market clearance for the short-term urinary management application would be made available to us through the more favorable 510(k) process. We gained agreement on the research objectives for the multi-center clinical trials that would ultimately support our 510(k) submission. Finally, although taking several months longer than expected, we collaborated with the FDA and gained agreement as to the details of the clinical trial protocol. By late January 2001, we were clear to proceed to trial.

         As of the date of this Report, we have received formal study approvals from the Institutional Review Boards (IRB's) of three of our intended four investigative sites. Urologist Rodney A. Appell, M.D. will lead the investigation from Baylor College of Medicine in Houston, Texas. Other principal investigators include urogynecologists Mickey M. Karram, M.D., of Good Samaritan Hospital, Cincinnati, Ohio, and Barry K. Jarnagin, M.D., of Vanderbilt University Medical Center, Nashville, Tennessee. Patient enrollment is just getting underway and per the study design, a total of 100 patients will be randomly assigned either the Company's OPTION-vf(TM) valved urinary catheter or the study control Foley catheter. Assuming approval from the final IRB, and patient accrual in each site proceeds as forecast by the investigators, we estimate that the trial can be completed by mid-third quarter. If results from the clinical study prove satisfactory, we would expect to be able to submit to FDA for regulatory clearance within 45-60 days thereafter. FDA review of a 510(k) submission typically takes another 90-120 days.

         While clinical trials are underway, we will engage consultants to progress our efforts to complete the requirements for ISO compliance and for obtaining the European CE mark - the regulatory requirement for entering major foreign markets. Given the anticipated progress in each of these regulatory initiatives, and barring unsatisfactory trial results, we believe it is possible for us to realize a market entry with our first product, in one or both of the U.S. and European markets, within approximately 10-12 months time.

         In addition to the regulatory activity, the current operating plan calls for significant progress in Product Development, with the focus straddling three initiatives. First, manufacturing scale-up of the OPTION-vf(TM) is being planned in order to ensure that market level unit demands can be satisfied in accordance with the initial sales forecasts. In related activity and pertinent to capital spending, new scale level production tooling will be further specified and sourced, on a timeframe to serve both the required lead times and the management objectives for cash flow. Secondly, development of the first two follow-on products, the OPTION-vm(TM) (male configuration) and the OPTION-vs(TM) (suprapubic configuration) will continue with a view to preparing for a regulatory submission during the first half of 2002. (These planned submissions assume that we will be successful in obtaining the 510(k) clearance for the OPTION-vf(TM), and that the FDA will not require separate clinical trials on each of these subsequent products - a subject that we have not yet discussed with the FDA and of which we are therefore still uncertain.) Finally, our engineers will increasingly attend to the development goals we have established relative to our second-generation product as available time, priority and financial resources may permit. Finalizing the specifications and bringing this product development to fruition is critical to our ability to initiate clinical testing and to further pursue the emerging market for urinary incontinence.

         The Marketing and Business Development plan anticipates intensifying our pursuit of an appropriate marketing partner and aggressively preparing for market entry. Discussions with a number of established industrial participants have been in various stages of progression as we have approached the beginning of our pivotal clinical trials. We will accelerate these talks as results from trial become more available and would expect the details of a distribution alliance to gain definition as the imminence of our market introduction becomes evident. Further testing of our proposed price points are planned for later this year, as is updating our research into the third party reimbursement policies that are regulated by the Health Care Financing Administration. Lastly, preparing for market entry will include methodical execution of plans pertinent to collateral production, programs for promoting clinician advocacy and awareness, facilitating sales training and participating at introductory trade show exhibitions, all of which will depend on incremental funding.

         To date, we have continued to work along singular dimensions and on a relatively few initiatives at any one time, due primarily to our limited capital resources. Spending was held below budget in 2000, as commitments to new staff and additional overhead was postponed wherever temporary reliance on independent contractors and other alternatives would not interfere with making our intended progress, although some costs from inefficiency and lost opportunity were experienced. As a result, our working capital will last a few months longer than last reported and, while possibly limiting our activity to less than the full extent of our operating plan, should fund us through the completion of our clinical trial. Therefore, we will need to succeed in raising additional capital by late in the second quarter of the year if we are to make progress on all fronts and remain on pace for our anticipated first market introduction within the next 12 months.

         Going forward, we have reached the point where our rate of progress is proportional to our ability to build our organization. While the plan for additional human resources is still quite modest, staff additions in R&D and engineering, quality assurance, regulatory affairs and marketing will prove essential to achieving our operating goals. By year end, we expect to move the number of full-time employees from 5 to 11, assuming all elements of our plan remain in effect, with continued part time resources dedicated to clinical affairs and accounting. We will of course, continue to rely on the contributions of outside professional service providers on legal and finance matters.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this document which relate to other than strictly historical facts, including statements about the Company's plans and strategies, as well as management's expectations about new and existing products, technologies and opportunities, demand for and acceptance of new and existing products, are forward looking statements. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but are not limited to, the Company's lack of revenues, continuing losses from operations and negative cash flow, the dependence on proprietary technology, government regulation, absence of marketing and sales history, the challenges of research and development of products incorporating the OPTICON(TM) technology, and other risks detailed in this report and other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS.

         The response to this Item is submitted in a separate section of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 2, 1999, our predecessor, Immune Response, Inc., dismissed Davis & Co., CPA's, P.C. as its independent certified public accountant. There have been no adverse opinions, disclaimers of opinion or qualifications or modifications as to audit scope or accounting principles regarding the reports of Davis on Immune Response, Inc.'s financial statements for each of the fiscal years ended December 31, 1998 and 1997, or any subsequent interim period. Immune Response, Inc.'s Board of Directors approved the change of accountants and that action was ratified by the Board of Directors as it had no formal audit committee.

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

         Simultaneously with the dismissal of Davis, Immune Response, Inc. approved and engaged Gelfond Hochstadt Pangburn, P.C. to act as its independent certified public accountant as successor to Davis. During its fiscal years ended December 31, 1998 and 1997, or subsequent interim period, Immune Response, Inc. had not consulted with Gelfond regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or any other matter that was the subject of disagreement or a reportable condition.

         On March 13, 2000, we dismissed Gelfond as our independent certified public accountant. Gelfond has not issued any opinions on our financial statements, and, therefore, there have been no adverse opinions, disclaimers of opinion or qualifications or modification as to audit scope or accounting principles regarding any report of Gelfond on our financial statements. Our Board of Directors approved the change of accountants and that action was ratified by our Board of Directors. There were no disagreements with Gelfond on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures leading to their dismissal. The dismissal was a result of the change of our Board of Directors and the moving of our principal office to Dublin, Ohio, as a result of the merger between Opticon Medical, Inc., an Iowa corporation, and Opticon Acquisition Corporation (see "BUSINESS - BACKGROUND").

         Simultaneously with the dismissal of our former accountants, we approved and engaged KPMG LLP to act as our independent certified public accountant as successor to Gelfond. During our two most recent fiscal years and subsequent interim periods we have not consulted with KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the our financial statements, or any matter that was the subject of a disagreement or a reportable condition.

         There were no reportable conditions, in each case, during either of our two most recent fiscal years or any subsequent interim period.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are as follows:

         NAME                                        TITLE                                                AGE
         ----                                        -----                                                ---

         William J.  Post                            President, Chief Executive Officer and Director      50

         Walter L. Sembrowich, Ph.D.                 Chairman of the Board and Director                   58

         Ronald E. Eibensteiner                      Director                                             50

         David J. Lundquist                          Director                                             58

         Fouad A. Salama, M.D.                       Director                                             61

         Glenn D. Brunner                            Vice President, Product Development                  35

         David B. Bittner                            Treasurer and Chief Financial Officer                34


         Mr. Post has served as our President, Chief Executive Officer and Director since joining us in March 1997. Mr. Post has 24 years of experience in the health care industry, with significant experience in new business development and turnarounds. Prior to joining us, Mr. Post had been employed from 1993 as Senior Vice President, Sales and Marketing of Medex, Inc., a medical device manufacturer in the fields of fluid and drug delivery and infusion systems. From 1988 to 1993, he served as Vice President, Sales and Marketing of Spectramed, Inc., a manufacturer and marketer of devices for hemodynamic monitoring and cardiovascular access, and, after Ohmeda/BOC Health Care acquired Spectramed, served as Vice President of Field Operations, where he had full profit and loss responsibility for a $100 million division. From 1987 to 1988, Mr. Post was Director of Worldwide Marketing and New Business Development for Instrumentation Laboratories, Inc., and from 1985 to 1987 he was Director of Marketing for Travenol-Genentech Diagnostics, a division of Baxter.

         Dr. Sembrowich has served as our Chairman of the Board and a Director since January 1996 and was our Acting Chief Executive Officer from October 1996 to March 1997. Dr. Sembrowich is Founder, Chairman and CEO of Birch Point Medical, Inc., a privately held development-stage company specializing in non-invasive transdermal drug delivery systems. He is also President and founder of Aviex, Inc., a provider of investment and development services to start-up and early stage medical companies. Dr. Sembrowich co-founded Diametrics Medical, Inc., a manufacturer and marketer of point-of-care blood chemistry testing systems, where he served as CEO from 1990 to 1993 and Director and Co-Chairman until 1996. He was also a founder of Arden Medical Systems, Inc., a manufacturer and marketer of clinical chemistry measurement products for physician offices, where he served as Director and Vice President of Scientific Affairs from 1983 to 1988. Johnson & Johnson acquired Arden Medical in 1987. Dr. Sembrowich is a current Director of St. Jude Medical, the world's leading supplier of mechanical heart valves. He has also been Director for Minnesota Project Innovation and has served as Chairman and review board member for the National Institutes of Health Small Business Innovative Research program.

         Mr. Eibensteiner has served as a Director since January 1996. Since 1983, Mr. Eibensteiner has been involved in the formation of several technology companies and in 1991, founded Wyncrest Capital, Inc. to focus exclusively on early-stage seed investment opportunities in the Minneapolis/St. Paul area. Prior to starting Wyncrest Capital, he was co-founder of Diametrics Medical and provided the seed capital for OnHealth Network Company (formerly IVI

Publishing). From 1983 to 1987, Mr. Eibensteiner was co-founder of Arden Medical Systems and served as its Chief Financial Officer until its sale to Johnson & Johnson in 1987. Currently, Mr. Eibensteiner is a Director of IntraNet Solutions Inc., a provider of Web-based document management solutions for corporate intranets, and is Chairman of the Board of OneLink Communications, Inc., a company specializing in the transformation of raw telecommunications data into visual business intelligence.

         Mr. Lundquist has served as a Director since February 1995. Mr. Lundquist is the Managing Partner of Lundquist, Schiltz & Associates, an investment management firm. From 1991 to 1996, he was Vice Chairman of New Heritage Associates, a company in partnership with Meredith Corporation, engaged in the acquisition and operation of cable television systems. Until December 1990, Mr. Lundquist was Executive Vice President of Finance for Heritage Communications, Inc., one of the largest cable television operators in the country. From 1978 to 1980, he was Vice President of Finance for First Data and from 1975 to 1977 was Treasurer of Valmont Industries. Mr. Lundquist serves on the boards of QTech Systems, C.E. Software, MarketLink, Genesis Systems Group, Ltd., and Horizon Technologies. He is also Director and Vice Chairman of Da-Lite Screen Company.

         Dr. Salama is our founder and is the inventor of our core technology, and has served as a Director since our inception. From 1994 to 1996, he served as our President and CEO, and thereafter as Executive Vice President of Scientific and Medical Affairs. In November 1997, we entered into a consulting agreement with Dr. Salama, whereby we retained him to render his exclusive developmental services and design expertise in the areas of urology, urogynecology and continence care. From 1973 to 1993, Dr. Salama was Associate Professor of Medicine at the College of Osteopathic Medicine and Surgery in Des Moines, Iowa, and practiced internal medicine and cardiology in West Des Moines, Iowa. Currently, Dr. Salama is a private practitioner of internal medicine in Temecula, California.

         Mr. Brunner has served as our Vice President of Product Development since July 2000, after having joined the company in May 2000. From 1990 to 2000, Mr. Brunner held several research and development positions with Medex, Inc. and served as its Director of Global Technology through its acquisition by Furon Company and its subsequent reorganization within Saint-Gobain Performance Plastics. In that capacity, Mr. Brunner had worldwide responsibility for the development of all patient monitoring, fluid and drug delivery infusion systems, and cardiovascular products and was also responsible for the management of all intellectual properties. Prior to entering the medical device industry, Mr. Brunner held positions as Research Fellow in the Biomedical Engineering Center at The Ohio State University, and as Design Engineer for Telesis Controls Corporation, a developer of industrial marking and tracking systems.

         Mr. Bittner was appointed as our Treasurer and Chief Financial Officer in February 2000. Mr. Bittner is the founder of Growth Management Solutions, Inc. incorporated in 1994. GMS administers financial management functions for entrepreneurial businesses. Mr. Bittner has led GMS since its inception and has personally served in a financial advisory capacity to several GMS clients. Prior to this, Mr. Bittner worked at Price Waterhouse as a CPA managing audits of both Fortune 500 firms and mid-market companies, as well as working as a management consultant for the Center for Entrepreneurship, where he advised clients on matters including process reengineering and management systems design. In addition, Mr. Bittner worked for CID, an Indianapolis-based venture capital firm, serving as roving CFO for several of CID's portfolio companies.

         At the February 23, 2000 meeting of the Board of Directors, the Board authorized the formation of an Audit Committee and a Compensation Committee. Both the Audit Committee and Compensation Committee consists of Messrs. Sembrowich, Lundquist, and Eibensteiner. As of the date of this Report, there have been two meetings of the Audit Committee and one meeting of the Compensation Committee.

         Our Board of Directors met five times during the year ended December 31, 2000.

         Our Board of Directors consists of three classes of directors, with directors in each class serving three-year staggered terms until his or her successor has been elected at the appropriate annual meeting or until his or her prior death, resignation or removal. Each executive officer holds office until his or her successor has been appointed or until his or her prior death, resignation or removal. There are no family relationships among our directors and executive officers.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

         The table below gives information regarding all annual, long-term and other compensation paid by us to our Chief Executive Officer, our only executive officer whose total annual salary and bonus exceeded $100,000 for services rendered during any of the years indicated below. The individual listed below in this table is referred to elsewhere in this Report as the "named executive officer."

                                                                                     LONG-TERM
                                                    ANNUAL COMPENSATION              COMPENSATION
                                                    -------------------------------  --------------
                                                                                      AWARDS
                                                                                      -------------
                                                                                     SECURITIES          ALL OTHER
                                                    SALARY          BONUS            UNDERLYING        COMPENSATION
 NAME AND PRINCIPAL POSITION              YEAR      ($)             ($)              OPTIONS (#)            ($)
 --------------------------------------   --------  --------------  ---------------  --------------  ---------------

 William J. Post, President and           2000       $210,000       $10,000          75,000          -
 Chief Executive Officer                  1999       $160,000       $60,000(1)       -               -
                                          1998       $160,000       $60,000(2)       150,000         -



(1) $50,000 was deferred with interest at a rate of 10% per annum. The deferral was paid in March 2000.

(2) $30,000 was deferred with interest at a rate of 10% per annum. The deferral was paid in March 2000.

OPTIONS GRANTED IN LATEST FISCAL YEAR

         The following table provides certain information regarding stock options granted during 2000 to the named executive officer.






                                           INDIVIDUAL GRANTS
                             ----------------------------------------------- POTENTIAL REALIZABLE VALUE
                                        % OF TOTAL                            AT ASSUMED ANNUAL RATES
                                          OPTIONS                            OF STOCK PRICE APPRECIATION
                                        GRANTED TO                               FOR OPTION TERM(1)
                             OPTIONS     EMPLOYEES   EXERCISE                ------------------------------
                             GRANTED     IN FISCAL     PRICE    EXPIRATION
     NAME                       (#)        YEAR      ($/SHARE)     DATE      0%($)     5%($)      10%($)
---------------------------- ---------- ------------ ---------- -------------------- ---------- -----------

William J. Post                75,000      33%          $.31      11/29/10     $0     $14,622     $37,055



(1) The amounts under the columns labeled "5%($)" and "10%($)" are included by the Company pursuant to certain rules promulgated by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, in the price of the Company's common stock. Such amounts are based on the assumption that the option holders hold the options granted for their full term. The actual value of the options will vary in accordance with the market price of the Company's common stock. The column headed "0%($)" is included to illustrate that the options were granted at fair market value and option holders will not recognize any gain without an increase in the stock price, which increase benefits all shareholders commensurately.



AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

              The following table sets forth the number and value of stock options held by the named executive officer at December 31, 2000.

                                                      NUMBER OF SECURITIES
                                                     UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                       OPTIONS AT FISCAL             IN-THE-MONEY OPTIONS AT
                                                          YEAR-END (#)               FISCAL YEAR-END ($)(1)
                                                  -----------------------------   ------------------------------
                       SHARES
                       ACQUIRED        VALUE
                         ON           REALIZED     EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
NAME                  EXERCISE          ($)
                         (#)
--------------------  ----------    ------------  -------------  --------------   --------------  --------------

William J. Post           0             $0          567,000            0               $0              $0



(1) Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

EMPLOYMENT AGREEMENTS

         In March 1997, we entered into an employment agreement with Mr. Post, which provides, among other things, for a salary of $160,000, payment of bonus compensation upon achievement of certain milestones, grant of an option to purchase 250,000 shares of our common stock, indemnification for certain breaches of his fiduciary duty as a director, continuation of his then current base salary for a period of 12 months (or such lesser period until he finds other full-time employment) if we terminate his employment without "cause" (as such term is defined in such agreement), and a covenant not to compete and not to solicit our employees during the term of his employment and for two years following the termination of his employment for any reason. Such employment agreement has an initial term of two years and is automatically extended for successive one year periods unless either party objects to such extension at least 30 days prior to the end of the initial term or any extension term. In light of our limited financial resources, we amended such employment agreement in February 1998 to defer Mr. Post's unpaid bonuses earned in 1997 and 1998, which deferred amount accrued interest at a rate of 10%. The deferrals continued in 1999. In March 2000, we paid the deferrals with interest. Effective March 2000, the Compensation Committee amended the terms of Mr. Post's employment agreement by increasing his salary to $220,000 per year and terminating any bonus compensation.

         In November 1997, we entered into a four-year consulting agreement with Dr. Salama, pursuant to which Dr. Salama agreed to render his exclusive developmental services and design expertise in the areas of urology, urogynecology and incontinence care. In return for his services, Dr. Salama received $110,000 per year for the first two years of the agreement and $75,000 per year for the remaining two years as well as reasonable and necessary out-of-pocket expenses. The consulting agreement also provides that Dr. Salama will assign directly to us all future patents developed during the consulting period or within one year thereafter and relating to our business. In connection with the consulting agreement, we also entered into an agreement with Dr. Salama, providing, among other things, for (i) assignment to us of all of Dr. Salama's existing patents relating to our business, (ii) continuation and extension of certain benefits and stock options, (iii) mutual release of claims, and (iv) a two-year noncompetition agreement.

         Directors who are not employees receive no cash compensation for their services, but receive stock options as compensation for their services. For Board service during 2000, we granted options to purchase 10,000 shares of common stock (exercisable at the fair market value on the date of grant) to Messrs. Sembrowich, Eibensteiner, Lundquist, and Salama. In addition, we reimburse Directors for out-of-pocket expenses for attending Board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table provides information regarding the beneficial ownership of our common stock as of March 16, 2001 by:

         - each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

         -     each director;

         -     the named executive officer; and

         -     all directors and executive officers as a group.

         We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the persons and entities included in the table have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Shares of our common stock subject to options that are either currently exercisable or exercisable within 60 days of March 16, 2001, are treated as outstanding and beneficially owned by the option holder for the purpose of computing the percentage ownership of the option holder. However, these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

                                                                             SHARES BENEFICIALLY OWNED

                                                                 ---------------------------------------------------
                  NAME OF BENEFICIAL OWNER                              NUMBER                     PERCENT
-------------------------------------------------------------    ----------------------    -------------------------

Ronald E. Eibensteiner(1)                                                    1,318,090               13.06%
David J. Lundquist(2)                                                          502,430                5.03%
William J. Post(3)                                                             724,680                7.04%
Fouad A. Salama, M.D.(4)                                                     1,170,739               11.77%
Walter L. Sembrowich, Ph.D.(5)                                                 396,848                3.98%
David B. Bittner(6)                                                             11,775                0.12%
Glenn D. Brunner(7)                                                             39,500                0.40%
The Shaar Fund, Ltd.(8)                                                      9,496,567               49.41%
Augustine Fund, L.P.(9)                                                      7,626,881               44.00%
Zakeni Limited(10)                                                           1,761,972               15.34%
Levana Fund(11)                                                                847,286                8.02%
Iowa Seed Capital Corporation(12)                                              519,372                5.32%
Wayne Mills(13)                                                                595,647                6.06%
Henry Fong(14)                                                                 516,744                5.29%
All directors and executive officers as a group
(7 persons)(15)                                                              4,164,062               36.40%
-------------------------------------------------------------    ----------------------    -------------------------


(1) Includes 280,600 shares which may be purchased under stock options and warrants exercisable within 60 days of March 16, 2001 held by Mr. Eibensteiner, and 975,990 shares (including 88,245 warrants exercisable within 60 days of March 16, 2001) held by Wyncrest Capital, Inc., of which Mr. Eibensteiner claims beneficial ownership.

(2) Includes 259,290 shares which may be purchased under stock options and warrants exercisable within 60 days of March 16, 2001.

(3) Includes 567,000 shares which may be purchased under stock options exercisable within 60 days of March 16, 2001.

(4) Includes 225,982 shares which may be purchased under stock options and warrants exercisable within 60 days of March 16, 2001.

(5) Includes 246,474 shares which may be purchased under stock options and warrants exercisable within 60 days of March 16, 2001.

(6) Includes 11,000 shares which may be purchased under stock options exercisable within 60 days of March 16, 2001.

(7) Includes 37,500 shares which may be purchased under stock options exercisable within 60 days of March 16, 2001.

(8) Includes 9,496,567 shares which may be purchased upon conversion of preferred stock and under warrants exercisable within 60 days of March 16, 2001.

(9) Includes 7,626,881 shares which may be purchased upon conversion of preferred stock and under warrants exercisable within 60 days of March 16, 2001.

(10) Includes 1,761,972 shares which may be purchased upon conversion of preferred stock and under warrants exercisable within 60 days of March 16, 2001.

(11) Includes 837,129 shares which may be purchased upon conversion of preferred stock and under warrants exercisable within 60 days of March 16, 2001.

(12) Includes 44,436 shares which may be purchased under warrants exercisable within 60 days of March 16, 2001.

(13) Includes 98,400 shares which may be purchased under warrants exercisable within 60 days of March 16, 2001.

(14) Includes 49,200 shares which may be purchased under warrants exercisable within 60 days of March 16, 2001.

(15) Includes 1,716,191 shares which may be purchased under stock options and warrants exercisable within 60 days of March 16, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

         (1) The following financial statements are included in this report under Item 7:

                           Balance Sheets as of December 31, 2000 and 1999.

                           Statements of Operations for the years ended December 31, 2000 and 1999 and the period from July 28, 1994 (date of inception) to December 31, 2000.

                           Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999 and the period from July 28, 1994 (date of inception) to December 31, 2000.

                           Statements of Cash Flows for the years ended December 31, 2000 and 1999 and the period from July 28, 1994 (date of inception) to December 31, 2000.

                           Notes to the Financial Statements.

                           Independent Auditors' Report.

         (2)      Exhibits:

      EXHIBIT
      NUMBER                                       DESCRIPTION
      ------                                       -----------

       2.1        *        Agreement and Plan of Reorganization, dated December 9, 1999, among Immune Response,
                           Inc., Opticon Medical, Inc., and Opticon Acquisition Corporation.



       2.2        ***      Agreement and Plan of Reorganization, dated June 26, 2000, between Immune Response, Inc.
                           and Opticon Medical, Inc.

       3.1        ***      Conformed Certificate of Incorporation of the Registrant.

       3.2        ***      Amended and Restated Bylaws of the Registrant.

       4          ***      Articles Fourth, Ninth and Tenth of the Registrant's Conformed Certificate of
                           Incorporation and Articles II, V, VI, VII and IX of the Registrant's Amended and Restated
                           Bylaws.

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

       10.8       *        Employee Stock Option Agreement, dated July 26, 1997, between Medical Device
                           International, Inc. and F.A. Salama, M.D.

       10.9       *        Amendment to Employee Stock Opticon Agreement, dated November 1, 1997, between Opticon
                           Medical, Inc. and Dr. Fouad A. Salama.

       10.10      *        Form of Securities Purchase Agreement between Immune Response, Inc. and the preferred stockholders.

       10.11      *        Form of Registration Rights Agreement between Immune Response, Inc. and the preferred stockholders.

       10.12      **       Form of Warrant issued by the Registrant to the preferred stockholders.

       10.13      ***      Registrant's 2000 Stock Incentive Plan.

       10.14 (R)  ****     Manufacturing and Supply Agreement dated August 4, 2000 by and between the Company and
                           Medical Elastomer Development, Inc., an Ohio corporation.

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

       23         *****    Consent of KPMG LLP

       24         *****    Powers of Attorney



* Previously filed with Registrant's Annual Report on Form 10-KSB, dated March 30, 2000, Commission file no. 33-17922-C, and incorporated herein by reference.

** Previously filed with Registrant's Registration Statement on Form SB-2, dated April 26, 2000, Registration file no. 333-35644, and incorporated herein by reference.

*** Previously filed with Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2000, Commission file no. 33-17922-C, and incorporated herein by reference.

**** Filed with this Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2, dated August 29, 2000, Registration file no. 333-35644, and incorporated herein by reference.

*****  Filed with this Report.


         (b)      Reports on Form 8-K

                  None.

         (c)      Exhibits

                  The exhibits to this report begin on page F-18.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Opticon Medical, Inc.


Date:  March 27, 2001                        By:  /s/ William J. Post
                                                  -------------------------
                                                  William J. Post, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 2001.



        /s/ William J. Post                  President, Director                  )      March 27, 2001
        ---------------------------          (Principal Executive Officer)        )
         William J. Post                                                          )
                                                                                  )
        *Walter L. Sembrowich, Ph.D.         Director                             )      March 27, 2001
        ----------------------------                                              )
        Walter L. Sembrowich, Ph.D.                                               )
                                                                                  )
                                                                                  )
        *Ronald E. Eibensteiner              Director                             )      March 27, 2001
        ----------------------------                                              )
         Ronald E. Eibensteiner                                                   )
                                                                                  )
                                                                                  )
        *David J. Lundquist                  Director                             )      March 27, 2001
        ----------------------------                                              )
         David J. Lundquist                                                       )
                                                                                  )
                                                                                  )
        *Fouad A. Salama                     Director                             )      March 27, 2001
        ----------------------------                                              )
         Fouad A. Salama                                                          )
                                                                                  )
                                                                                  )
                                                                                  )
        *David B. Bittner                    Chief Financial Officer,             )      March 27, 2001
        ----------------------------         Treasurer (Principal Financial and   )
         David B. Bittner                    Accounting Officer)                  )
                                                                                  )
        *Glenn D. Brunner                    Vice President, Product Development  )      March 27, 2001
        ----------------------------
         Glenn D. Brunner

*By:   /s/William J.  Post
       ----------------------------
          William J. Post
       Attorney-in-fact for each of the persons indicated

                          ANNUAL REPORT ON FORM 10-KSB

                               ITEM 7, ITEM 13(a)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 2000

                              OPTICON MEDICAL, INC.

                                  DUBLIN, OHIO

ITEM 7.  FINANCIAL STATEMENTS


                              OPTICON MEDICAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)




                                TABLE OF CONTENTS


                                                                                                           PAGE

Independent Auditors' Report                                                                                F-2

Balance Sheets, December 31, 2000 and 1999                                                                  F-3

Statements of Operations, Years ended December 31, 2000 and 1999 and the period from July                   F-4
        28, 1994 (date of inception) to December 31, 2000

Statements of Stockholders' Equity (Deficit), Years ended December 31, 2000 and 1999 and the period         F-5
        from July 28, 1994 (date of inception) to December 31, 2000

Statements of Cash Flows, Years ended December 31, 2000 and 1999 and the period from July                   F-6
        28, 1994 (date of inception) to December 31, 2000

Notes to Financial Statements                                                                               F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Opticon Medical, Inc.

We have audited the accompanying balance sheets of Opticon Medical, Inc. (a development stage enterprise) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period July 28, 1994 (inception) to December 31, 2000 include amounts for the period from July 28, 1994 (inception) to December 31, 1998, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period July 28, 1994 through December 31, 1998 is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Opticon Medical, Inc. (a development stage enterprise) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the period July 28, 1994 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a) to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ KPMG LLP



Columbus, Ohio
February 16, 2001

                              OPTICON MEDICAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 Balance Sheets

                           December 31, 2000 and 1999

                                        ASSETS                                 2000              1999
                                                                            -----------       -----------

Current assets:
    Cash and cash equivalents                                               $   804,474            13,736
    Investments                                                                 394,244                --
    Deferred merger costs                                                            --            32,344
    Prepaid expenses                                                             13,991             1,031
                                                                            -----------       -----------
             Total current assets                                             1,212,709            47,111

Property and equipment, net                                                      54,011            44,099
Intangibles, net of accumulated amortization of $81,316 in 2000
    and $69,700 in 1999                                                         116,184           127,801
Deposits                                                                          4,979             7,264
                                                                            -----------       -----------
             Total assets                                                   $ 1,387,883           226,275
                                                                            ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current portion of capital lease obligations                            $     1,432             4,644
    Note payable to Immune Response, Inc.                                            --           100,000
    Accounts payable                                                             69,079            43,273
    Dividends payable                                                            38,459                --
    Accrued professional fees                                                    13,397                --
    Accrued compensation and related taxes                                           --           168,178
    Accrued liabilities due to related parties for consulting services               --            99,727
    Accrued interest to related parties                                              --            21,446
                                                                            -----------       -----------
             Total current liabilities                                          122,367           437,268

Capital lease obligations, net of current portion                                 3,348               480
                                                                            -----------       -----------
             Total liabilities                                                  125,715           437,748

Stockholders' equity (deficit):
    Preferred stock, $.0001 par value, 1,000,000 shares authorized:
      Series A convertible preferred stock
        2,475 and 0 shares issued and outstanding in 2000 and 1999;
        liquidation preference of $2,513,459                                  1,490,255                --
      Common stock, $.0001 par value, 25,000,000 shares authorized,
        8,698,464 and 5,513,974 shares issued and outstanding in
        2000 and 1999                                                               870               553
      Additional paid-in capital                                              6,985,278         4,153,390
      Deficit accumulated during the development stage                       (7,214,235)       (4,365,416)
                                                                            -----------       -----------
             Total stockholders' equity (deficit)                             1,262,168          (211,473)
                                                                            -----------       -----------
             Total liabilities and stockholders' equity (deficit)           $ 1,387,883           226,275
                                                                            ===========       ===========


See accompanying notes to financial statements.

                            OPTICON MEDICAL, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)

                          Statements of Operations

         Years ended December 31, 2000 and 1999 and for the Period from July 28, 1994 (date of inception) to December 31, 2000

                                                                                                          CUMULATIVE
                                                                                                             FROM
                                                                                                         JULY 28, 1994
                                                                              FOR THE YEARS              (INCEPTION) TO
                                                                            ENDED DECEMBER 31,            DECEMBER 31,
                                                                         2000              1999              2000
                                                                      -----------       -----------       -----------

Costs and expenses:
    General and administrative                                        $   773,799           550,382         2,603,055
    Research and development                                              336,974           166,761         1,555,738
    Clinical and regulatory                                               108,230            31,136           929,457
    Depreciation of property and equipment                                 32,982            29,991           134,374
    Amortization of intangible assets                                      11,616            11,615           150,695
                                                                      -----------       -----------       -----------

             Loss from operations                                      (1,263,601)         (789,885)       (5,373,319)
                                                                      -----------       -----------       -----------

    Other income (expense):
      Interest income                                                      80,038             4,621            50,935
      Interest expense                                                 (1,665,256)          (14,609)         (153,805)
                                                                      -----------       -----------       -----------

             Total other expense                                       (1,585,218)           (9,988)         (102,870)
                                                                      -----------       -----------       -----------

             Loss before income taxes                                  (2,848,819)         (799,873)       (5,476,189)

Provision for income taxes                                                      -                 -                 -
                                                                      -----------       -----------       -----------

             Net loss                                                 $(2,848,819)         (799,873)       (5,476,189)
                                                                      ===========       ===========       ===========

             Preferred stock dividends                                    140,740                 -           140,740
                                                                      -----------       -----------       -----------

             Net loss attributable to
               common stockholders                                    $(2,989,559)         (799,873)       (5,616,929)
                                                                      ===========       ===========       ===========

             Basic and diluted net loss per common share              $     (0.40)            (0.15)            (1.31)
                                                                      ===========       ===========       ===========

             Basic and diluted weighted average number of common
               shares                                                   7,441,612         5,385,077         4,293,656
                                                                      ===========       ===========       ===========


See accompanying notes to financial statements.

                              OPTICON MEDICAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  Statements of Stockholders' Equity (Deficit)
   For the Period from July 28, 1994 (Date of Inception) to December 31, 2000

                                                                                                         DEFICIT
                                                   PREFERRED STOCK                                      ACCUMULATED
                                                SERIES A CONVERTIBLE       COMMON STOCK     ADDITIONAL  DURING THE
                                                 -------------------   -------------------   PAID-IN    DEVELOPMENT
                                                 SHARES     AMOUNT       SHARES    AMOUNT    CAPITAL       STAGE        TOTAL
                                                 -------  ----------   ----------  -------  ----------   ----------   ----------

Balance - July 28, 1994 (inception)                   --  $       --           --       --          --           --           --
    Issuance of shares to founder                     --          --    1,845,000      185     219,165           --      219,350
    Issuance of shares for services                   --          --       46,125        5       5,345           --        5,350
    Net loss                                          --          --           --       --          --       (5,350)      (5,350)
                                                 -------  ----------   ----------  -------  ----------   ----------   ----------
Balance - December 31, 1994                           --          --    1,891,125      190     224,510       (5,350)     219,350
    Issuance of shares at $1.00 per share             --          --      575,019       58     467,437           --      467,495
    Net loss                                          --          --           --       --          --     (244,982)    (244,982)
                                                 -------  ----------   ----------  -------  ----------   ----------   ----------
Balance - December 31, 1995                           --          --    2,466,144      248     691,947     (250,332)     441,863
    Issuance of shares at $1.00 per share             --          --      408,975       41     332,459           --      332,500
    Issuance of preferred stock                                                                                               --
      at $1.50 per share, net of issuance costs       --          --      878,179       88   1,035,420           --    1,035,508
    Net loss                                          --          --           --       --          --     (770,440)    (770,440)
                                                 -------  ----------   ----------  -------  ----------   ----------   ----------
Balance - December 31, 1996                           --          --    3,753,298      377   2,059,826   (1,020,772)   1,039,431
    Conversion of debt at $.77 per share              --          --      184,500       18     114,982           --      115,000
    Issuance of preferred stock                                                                                               --
      at $1.50 per share, net of issuance costs       --          --      428,835       43     506,030           --      506,073
    Net loss                                          --          --           --       --          --   (1,382,547)  (1,382,547)
                                                 -------  ----------   ----------  -------  ----------   ----------   ----------
Balance - December 31, 1997                           --          --    4,366,633      438   2,680,838   (2,403,319)     277,957
    Issuance of warrants in connection                                                                                        --
      with convertible debentures                     --          --           --       --      78,500           --       78,500
    Conversion of debt and accrued interest                                                                                   --
      at $1.50 per share, net of issuance costs       --          --      716,841       72     869,095           --      869,167
    Net loss                                          --          --           --       --          --   (1,162,224)  (1,162,224)
                                                 -------  ----------   ----------  -------  ----------   ----------   ----------
Balance - December 31, 1998                           --          --    5,083,474      510   3,628,433   (3,565,543)      63,400
    Issuance of preferred stock                                                                                               --
      at $1.50 per share                              --          --      430,500       43     524,957           --      525,000
    Net loss                                          --          --           --       --          --     (799,873)    (799,873)
                                                 -------  ----------   ----------  -------  ----------   ----------   ----------
Balance - December 31, 1999                           --          --    5,513,974      553   4,153,390   (4,365,416)    (211,473)
    Issuance of shares in merger with
      Immune Response, Inc.                           --          --    1,983,526      198        (198)          --           --
    Assets acquired in merger with
      Immune Response, Inc., net of
      common stock issued as offering costs           --          --       67,500        6      98,618           --       98,624
    Beneficial conversion feature of
      convertible debentures                          --          --           --       --   1,613,013           --    1,613,013
    Warrants issued in connection with
      convertible debentures                          --          --           --       --     775,000           --      775,000
    Exchange of convertible debentures
      for convertible preferred stock              3,000   1,806,369           --       --          --           --    1,806,369
    Exercise of stock options                         --          --       27,060        2      21,998           --       22,000
    Dividends paid in common stock                    --          --      116,404       12         (12)          --           --
    Dividends accrued                                 --          --           --       --     (38,459)          --      (38,459)
    Conversion of convertible preferred
      stock to common stock                         (525)   (316,114)     990,000       99     316,015           --           --
    Compensation related to equity
      instruments issued to non-employees             --          --           --       --      45,913           --       45,913
    Net loss                                          --          --           --       --          --   (2,848,819)  (2,848,819)
                                                 -------  ----------   ----------  -------  ----------   ----------   ----------
Balance - December 31, 2000                        2,475  $1,490,255   8,698,464   $   870   6,985,278   (7,214,235)   1,262,168
                                                 =======  ==========   ==========  =======  ==========   ==========   ==========


See accompanying notes to the financial statements.

                              OPTICON MEDICAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            Statements of Cash Flows

              Years ended December 31, 2000 and 1999 and the Period
                     from July 28, 1994 (date of inception)
                              to December 31, 2000



                                                                                                             CUMULATIVE
                                                                                                                FROM
                                                                                                             JULY 28, 1994
                                                                                FOR THE YEARS                (INCEPTION) TO
                                                                                ENDED DECEMBER 31,           DECEMBER 31,
                                                                             2000              1999               2000
                                                                          -----------       -----------       -----------

Cash flows from operating activities:
    Net loss                                                              $(2,848,819)         (799,873)       (7,214,235)
    Adjustment to reconcile net loss to cash used in
      operating activities:
        Depreciation and amortization                                          44,598            41,607           329,668
        Loss on disposal                                                           --             1,345             1,345
        Amortization of original issuance discount                             34,104                --           112,604
        Beneficial conversion feature on convertible debt                   1,613,013                --         1,613,013
        Compensation expense related to equity
           instruments issued to non-employees                                 45,913                --            45,913
        Changes in operating assets and liabilities:
           Prepaid expenses and other assets                                  (10,675)          (30,734)          (51,314)
           Accounts payable                                                    25,806           (18,305)          107,766
           Accrued liabilities                                               (154,781)          135,808            74,437
           Accrued liabilities to related parties                            (121,173)           13,840           (50,559)
                                                                          -----------       -----------       -----------
               Cash used in operating activities                           (1,372,014)         (656,312)       (5,031,362)

Cash flows from investing activities:
    Purchases of property and equipment                                       (38,392)               --          (196,698)
    Purchases of investments                                                 (394,244)               --          (453,391)
                                                                          -----------       -----------       -----------
               Cash used in investing activities                             (432,636)               --          (650,089)

Cash flows from financing activities:
    Cash acquired in merger                                                    99,119                              99,119
    Merger costs                                                              (68,151)               --           (68,151)
    Proceeds from the issuance of Series A
      convertible preferred stock, net                                             --                --         1,541,581
    Proceeds from the issuancqe of Series B
      convertible preferred stock, net                                             --           525,000           520,000
    Proceeds from the issuance of common stock, net of issuance cost               --                --           805,345
    Proceeds from the issuance of note payable to Immune
      Response, Inc.                                                               --           100,000           100,000
    Proceeds from convertible debentures with warrants                      2,547,265                --         3,072,265
    Proceeds from convertible promissory note with
      warrants                                                                                       --           300,000
    Proceeds from long-term debt                                                                     --           115,000
    Net proceeds from exercise of stock options                                22,000                --            22,000
    Payments on capital lease obligations                                      (4,845)           (6,913)          (21,234)
                                                                          -----------       -----------       -----------
               Cash provided by financing activities                        2,595,388           618,087         6,485,925

Increase (decrease) in cash and cash equivalents                              790,738           (38,225)          804,474

Cash and cash equivalents, beginning of period                                 13,736            51,961                --
                                                                          -----------       -----------       -----------
Cash and cash equivalents, end of period                                  $   804,474            13,736           804,474
                                                                          ===========       ===========       ===========
SUPPLEMENTAL CASH FLOWS INFORMATION:
    Cash paid for interest                                                $    33,581               769            38,273
                                                                          ===========       ===========       ===========
NONCASH INVESTING ACTIVITY:
    Equipment acquired through capital lease obligations                  $     4,500                --            26,013
                                                                          ===========       ===========       ===========
NONCASH FINANCING ACTIVITIES:
    Cancellation of Immune Response, Inc. debt in merger                  $   100,000                --           100,000
                                                                          ===========       ===========       ===========
    Deferred issuance costs related to merger                             $    32,344                --            32,344
                                                                          ===========       ===========       ===========
    Conversion of debt in exchange for common stock                       $        --                --           115,000
                                                                          ===========       ===========       ===========
    Issuance of warrants in connection with convertible debt              $   775,000                --           775,000
                                                                          ===========       ===========       ===========
    Conversion of debt in exchange for stock                              $ 2,547,265                --         3,421,432
                                                                          ===========       ===========       ===========
    Preferred dividends paid in common stock                              $   102,281                --           102,281
                                                                          ===========       ===========       ===========
    Issuance of common stock in exchange for intangibles                  $        --                --           219,350
                                                                          ===========       ===========       ===========
    Conversion of preferred stock into common stock                           316,114                --           316,114
                                                                          ===========       ===========       ===========

See accompanying notes to financial statements

(1)     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        (a)   NATURE OF BUSINESS

              Opticon Medical, Inc. (the Company) was incorporated in Iowa on July 28, 1994 and is currently headquartered in Dublin, Ohio. The Company was formed to design, develop and market innovative, cost-effective disposable devices to manage and control the symptoms of urinary incontinence in adults. The Company plans to market its product in the United States and other world markets using multiple distribution channels.

              The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations. The Company intends to use the proceeds from 2000 financing activities, as well as proceeds from potential future debt or equity financing, to more fully establish its infrastructure and continue its research and development activities. There can be no assurance that the Company will be able to raise sufficient funds to fully establish its infrastructure and continue its research and development activities and continue to execute its business plans. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        (b)   CASH AND CASH EQUIVALENTS

              Cash equivalents consist of overnight repurchase agreements with an initial term of less than three months. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

        (c)   INVESTMENTS

              The Company's investment securities are classified as held-to-maturity as of the balance sheet date and are reported at amortized cost. The Company's investment securities consist entirely of federal agency debt securities. All of these securities mature in March 2001.

        (d)   PROPERTY AND EQUIPMENT

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

        (e)   RESEARCH AND DEVELOPMENT COSTS

              Research and development costs are charged to expense when incurred.

        (f)   INTANGIBLES

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

         (g)  USE OF ESTIMATES

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

        (h)   FINANCIAL INSTRUMENTS

              At December 31, 2000 and 1999, the financial statement carrying amounts of cash and cash equivalents, current assets, current liabilities and current notes payable approximated the fair value of these instruments because of the short-term maturity of these instruments.

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

        (k)   STOCK BASED COMPENSATION

              The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options issued to employees and members of the board of directors. As such, compensation expense would be recorded on the date of grant and amortized over the service period only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

              The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter-party's performance is complete or the date on which it is probable that performance will occur.

        (l)   NET LOSS PER COMMON SHARE

              There are no differences in basic and diluted loss per share for all of the periods presented. The net loss per common share for all periods presented excludes the number of common shares issuable on exercise of outstanding stock options and warrants into the Company's common stock since such inclusion would be anitdilutive.

(2)     MERGER WITH IMMUNE RESPONSE, INC. AND OPTICON MEDICAL, INC.

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

        In this filing and in future filings, the historical financial statements of Opticon Iowa (accounting acquirer) has and will be presented as the historical financial statements of the combined enterprise and the assets and liabilities of the Immune (legal acquirer) has and will be accounted for as required by the purchase method of accounting without regard to which enterprise is the surviving enterprise. The results of operations of Immune (legal acquirer) are included in the financial statements of the combined enterprise only from the date of acquisition. The equity of Opticon Iowa is presented as the equity of the combined enterprise; however, the capital stock account of Opticon Iowa has been adjusted to reflect the par value of the outstanding stock of Immune after giving effect to the number of shares issued in the business combination. The difference between the capital stock account of Opticon Iowa and the capital stock account of Immune has been recorded as an adjustment to additional paid-in capital of the combined enterprise. For periods prior to the business combination, the equity of the combined enterprise is the historical equity of Opticon Iowa prior to the merger retroactively restated to reflect the number of shares received in the business combination. The accumulated deficit of Opticon Iowa has been carried forward after the acquisition. Earnings (loss) per share for periods prior to the business combination have been restated to reflect the number of equivalent shares received by Opticon Iowa shareholders in the Merger.

        If the Merger had occurred as of January 1, 1999, the results for each period presented would have been as follows:

                                      YEAR ENDED             YEAR ENDED
                                   DECEMBER 31, 1999      DECEMBER 31, 2000
                                      (UNAUDITED)            (UNAUDITED)

        Loss from operations        $ (1,332,000)          $   (850,000)

        Net loss                    $ (1,486,000)          $ (2,860,000)

        Loss per share              $      (0.17)          $      (0.43)

        [Year ended December 31, 1999 includes $1,613,013 of interest expense resulting from a beneficial conversion charge described in Note 7(c)]

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

 (3)    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following at December 31:

                                                                                             2000             1999
                                                                                        ---------------  ---------------
        Leasehold improvements (useful life of 3 years)                                 $     35,198           35,198
        Tooling, fixtures and equipment (useful lives of 5-7 years)                          186,169          143,275
                                                                                        ---------------  ---------------
                Total                                                                        221,367          178,473
        Less:  accumulated depreciation and amortization                                     167,356          134,374
                                                                                        ---------------  ---------------
                Property and equipment, net                                             $     54,011           44,099
                                                                                        ===============  ===============


        Included in property and equipment is approximately $26,500 and $22,000 of equipment under capital leases at December 31, 2000 and 1999. Accumulated amortization on this equipment was approximately $22,000 and $18,000 at December 31, 2000 and 1999, respectively.

(4)     LEASES

        The Company has one operating lease having an initial noncancelable lease term in excess of one year for its principal office facility and has various other capital leases for property and equipment. The Company's operating lease requires annual base rent, including the Company's pro rata share of real estate taxes and operating expenses. Future minimum lease payments under the noncancelable leases are as follows:

                                                                                          CAPITAL          OPERATING
                                                                                          LEASES            LEASES
                                                                                      ----------------  ----------------
        Year ending December 31:
        2001                                                                           $     1,984        $   45,315
        2002                                                                                 1,599                 -
        2003                                                                                 1,599                 -
        2004                                                                                 1,066                 -
                                                                                      ----------------  ----------------
                Total minimum lease payments                                                 6,247        $   45,315
                                                                                      ----------------  ================
        Less amount representing interest (at rate of 18.45%)                                1,467
                                                                                      ----------------
        Present value of minimum lease payments                                              4,780
        Less current portion of capital lease obligations                                    1,432
                                                                                      ----------------
        Capital lease obligations, less current portion                                $     3,348
                                                                                      ================


        Total rent expense was $59,780 in 2000 and $58,997 in 1999.


(5)     NOTE PAYABLE TO IMMUNE RESPONSE

        On November 29, 1999, the Company executed a 8.5% note payable with Immune Response, Inc. On December 9, 1999, the Company entered into an Agreement and Plan of Reorganization, providing for the merger of the Company into Immune Response, Inc. (see Note 2). In connection with this merger, this Note was cancelled.

(6)     INCOME TAXES

        The Company has net operating loss carryforwards of approximately $6.1 million at December 31, 2000, which can be used to offset future taxable income. These net operating loss carryforwards, if not used, will expire in the years 2009-2020. The Company had a deferred tax asset of $2,200,000 and $1,504,000 at December 31, 2000 and 1999, respectively, that relates primarily to the aforementioned net operating losses. A valuation allowance equal to the full amount of the related deferred tax asset has been recorded due to the uncertainty of realization of the deferred tax asset.

        Under Sections 382 and 383 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of the net operating loss carryforwards may be limited under the change in stock ownership rules.

(7)     STOCKHOLDERS' EQUITY

        (a)   PRIVATE PLACEMENTS OF STOCK AND WARRANTS

              During 1995 and 1996, the Company sold 614,994 shares of its common stock in a private placement for $0.813 per share and received net proceeds of $499,995. A second private placement of common stock was completed in 1996 for 369,000 shares of common stock for $0.813 per share and resulted in net proceeds of $300,000. In connection with the second private placement, the Company issued warrants to purchase 369,000 shares of common stock at $0.81. The warrants are exercisable for 10 years.

              During 1996 and 1997, the Company sold 1,307,014 shares of Series A convertible preferred stock in a private offering for $1.22 per share and received net proceeds of $1,541,581. This preferred stock issuance has retroactively been reflected as common stock in the accompanying statements of stockholders' equity (deficit) to give effect to the merger with Immune Response, Inc. (see Note 2).

              During 1998, the Company converted debt and accrued interest of $874,167 into 716,841 shares of Series B convertible preferred stock. In February, May and June 1999, the Company sold 430,500 shares of its Series B convertible preferred stock in a private placement for $1.22 per share, and received gross proceeds of $525,000. Concurrent with the issuance of the Series B preferred shares, the Company also issued five year warrants to purchase 73,800 shares of common stock of the Company at an exercise price of $1.63 per share. These preferred stock issuances have retroactively been reflected as common stock in the accompanying statements of stockholders' equity (deficit) to give effect to the merger with Immune Response, Inc. (see Note 2).

        (b)   CONVERSION OF DEBT

              During 1994, the Company entered into a venture agreement which provided for a convertible loan of $115,000. The loan was converted into 184,500 shares of common stock in November 1997.

              During January 1998, the Company approved the issuance of Series 1998 Convertible Debentures (the Debentures) of up to $750,000. The Debentures accrued interest at 10%, and were secured by substantially all of the assets of the Company. During 1998, the Company issued Debentures in the amount of $525,000 and issued detachable warrants to purchase an aggregate of 465,570 shares of common stock at an exercise price of $1.22 exercisable for ten years. The proceeds from the issuance of the Debentures and warrants were allocated between the Debentures and warrants based on the relative fair value of the two securities at the time of issuance. The resulting original issuance discount of $71,500 was amortized as interest expenses during the year ended December 31, 1998. The principal and accrued interest on the Debentures were converted into 465,570 shares of the Company's Series B convertible preferred stock in December 1998 at a conversion price of $1.22 per share.

              During August 1998, a stockholder of the Company advanced the Company $300,000 pursuant to a convertible promissory note. The convertible promissory note accrued interest at 6%. The principal and four months' accrued interest on the loan were converted into

              251,247 shares of the Company's Series B preferred stock in December 1998 at a conversion price of $1.22 per share. Concurrent with the issuance of the convertible promissory note, the Company also issued a ten year warrant to purchase 36,900 shares of common stock of the Company to the stockholder at an exercise price of $1.22 per share. The proceeds from the issuance of the convertible promissory note and warrants were allocated between the convertible promissory note and warrants based on the relative fair value of the two securities at the time of issuance. The resulting original issuance discount of $7,000 was amortized as interest expense during the year ended December 31, 1998.

              During January 2000, the Company issued warrants to purchase 30,750 shares of common stock in connection with a bridge loan. These warrants are exercisable at price of $1.22 per share and expire in January 2010.

        (c)   2000 SERIES A CONVERTIBLE PREFERRED STOCK

              Immediately following the Merger (see Note 2), the Company entered into Securities Purchase Agreements with certain investors (the "Investors") whereby the Company agreed to sell, and the Investors to purchase $3 million in principal amount of 6% convertible debentures (the "Debentures") and warrants to purchase 300,000 shares of common stock (the "Warrants") at a price of $6.60 per share. At the option of the holder, the Debentures were convertible, either in whole or in part, into common shares, at any time, and from time to time, at a conversion price per share of common stock equal to the lesser of: (a) $4.50 or (b) 65% of the market price of common stock. Any principal amount of Debentures outstanding on the third anniversary of the issuance were automatically convertible into common stock at the conversion price unless the common stock issuable on such conversion would exceed 19.99% of the common stock outstanding on the mandatory conversion date, in which case the shareholders would have to approve the issuance of the common stock in excess of the 19.99% threshold. In the event of no shareholder approval, any unconverted portion of the Debentures were required to be redeemed for cash.

              The Debentures were recorded at the amount of gross proceeds of $3 million, less the fair value of the Warrants, which were valued at $775,000. The calculated conversion price at February 25, 2000, the first available conversion date, was $2.93 per share. In accordance with the FASB's Emerging Issues Task Force Issue 98-5, the difference between this conversion price and the market price of $4.50 per share was reflected as additional interest expense of $1,613,013 in the Company's statement of operations for the year ended December 31, 2000.

              On March 17, 2000, the Debentures were exchanged for 3,000 shares of Series A 6% Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock has identical terms and conditions to the Debentures, except that the holders of Preferred Stock are entitled to cumulative dividends rather than interest, payable quarterly in cash or common stock. At the time of conversion, the principal balance of the Debentures was $2,246,528. On the conversion date, the Company also netted the deferred debt issuance costs of $440,159, previously recorded as an asset, with the carrying value of the preferred stock. During the year ended December 31, 2000, the Company issued $116,404 shares of common stock as dividends on the Preferred Stock.

              During the year ended December 31, 2000, 525 Preferred shares, with a carrying value of $316,114 were converted into 990,000 common shares.

        (d)   STOCK OPTION PLAN

              Prior to 2000, the Company adopted an Incentive Stock Option Plan, pursuant to which options to acquire an aggregate of 1,000,000 shares of the Company's common stock may be granted at fair market value as determined by the Board of Directors. In addition, the Company adopted a Director Stock Option Plan, pursuant to which options to acquire an aggregate of 1,000,000 shares of the Company's common stock may be granted at fair market value as determined by the Board of Directors. Although options remain outstanding under these Plans, the Plans were superseded in connection with the Merger (see Note 2).

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

              The 2000 Plan permits the granting of stock options and restricted stock awards (collectively, "Awards") to eligible participants. The total number of shares of Company Common Stock available for Awards to be granted under the 2000 Plan will consist of 1,500,000 shares. If an Award expires or is cancelled without having been fully exercised or vested, the unvested or cancelled shares generally will be available again for grants of Awards. In general, the options granted vest ranging from immediately to 3 years, and expire 5-10 years from the date of grant. As of December 31, 2000, 1,196,500 shares were eligible for Awards.

              During 2000, the Company granted 38,500 options to non-employees in exchange for services for which the Company recognized approximately $18,000 in expense in the accompanying statement of operations. In August of 2000, the Company extended the life of 46,125 options for one year. In accordance with Financial Accounting Standards Board Interpretation No. 44, the Company recognized approximately $28,000 of expense in the accompanying statement of operations for the year ended December 31, 2000.

              Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (Statement 123), the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                                                     CUMULATIVE
                                                                                   FROM JULY 28,
                                                                                        1994
                                              YEAR ENDED         YEAR ENDED       (INCEPTION ) TO
                                             DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                                                 2000               1999                2000
                                             --------------  ------------------  -----------------
        Net loss:
            As reported                   $  2,989,559               799,873       5,616,929
            Pro forma                        3,169,157               977,533       6,258,534

        Net loss attributable to
            common shareholders:
            As reported                   $      (0.40)               (0.15)           (1.31)
            Pro forma                            (0.43)               (0.18)           (1.46)


              The fair value of options granted during 2000 and 1999 was $0.79 and $0.36, respectively. In determining the compensation cost of the options granted, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the following assumptions in 2000 and 1999, respectively: risk free interest rate of 5.5% for both years; expected life of options granted 5-10 years for both years; volatility of 205% and 0%; and expected dividend yield of 0% for both years.

              Information regarding the Company's stock options is summarized below:

                                             2000                             1999
                                  ----------------------------    -----------------------------
                                                    WEIGHTED                         WEIGHTED
                                                    AVERAGE                          AVERAGE
                                                    EXERCISE                         EXERCISE
                                    OPTIONS          PRICE          OPTIONS           PRICE
                                  ------------     -----------    -------------     -----------
          Outstanding at
           Beginning of year        1,445,196          $ 0.91        1,395,996          $ 0.90
          Granted                     303,500          $ 0.83           49,200          $ 1.22
          Forfeited                         -          $    -                -          $    -
          Exercised                   (27,000)         $ 0.81                -          $    -
                                  ------------                    -------------
          Outstanding at
            end of year             1,721,696          $ 0.90        1,445,196          $ 0.91
                                  ============                    =============





        The following table summarizes information about the Company's stock options outstanding at December 31, 2000:

                                                   OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                                               --------------------------------------------       -----------------------------
                                                                                  WEIGHTED
                                                                  WEIGHTED        AVERAGE                           WEIGHTED
                                                                  AVERAGE        REMAINING                          AVERAGE
                     RANGE OF                                     EXERCISE      CONTRACTUAL                        EXERCISE
                 EXERCISE PRICES                  NUMBER           PRICE            LIFE             NUMBER          PRICE
        -----------------------------------    --------------   ------------- -------------       -------------- --------------
                    $0.16-0.31                    137,300       $0.30                9.68               62,300          $0.28
                   $0.89-$1.22                  1,584,396        0.95                7.89            1,394,187           0.93
                                               ----------                                         ------------
                    $0.16-1.22                  1,721,696       $0.90                8.92            1,456,487          $0.92
                                               ==========                                         ============



(8)     RELATED PARTIES

        EMPLOYMENT AGREEMENTS -The Company has employment agreements with two of its officers. In February 1998, the agreements were amended whereby the officers elected to defer a portion of their annual compensation. The deferred amount accrued interest at 10% and was convertible into stock. At December 31, 1999, the Company had accrued deferred compensation totaling $164,000. The Company had also accrued $20,700 at December 31, 1999 in interest under these agreements, which is included in accrued interest due to related parties. During 2000, the Company settled all of these obligations in cash.

        CONSULTING AGREEMENTS - On November 1, 1997, the Company entered into a consulting agreement with a director, stockholder and the original founder of the Company. The agreement is for a four-year period and requires annual consulting fees of $110,000 for the first two years and $75,000 for the last two years of the agreement. The agreement includes a two-year non-compete provision. In addition, the Company also has a consulting agreement with a consulting company affiliated with a member of the Company's Board of Directors. The Company incurred costs of $43,800 in 2000 and $45,150 in 1999 under this agreement. Amounts due under both agreements are included in accrued liability due to related parties for consulting services in the accompanying balance sheets.

                              OPTICON MEDICAL, INC.

                         FORM 10-KSB FOR THE YEAR ENDED
                                DECEMBER 31, 2000


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

       2.2        ***      Agreement and Plan of Reorganization, dated June 26, 2000, between Immune Response, Inc.
                           and Opticon Medical, Inc.

       3.1        ***      Conformed Certificate of Incorporation of the Registrant.

       3.2        ***      Amended and Restated Bylaws of the Registrant.

       4          ***      Articles Fourth, Ninth and Tenth of the Registrant's Conformed Certificate of
                           Incorporation and Articles II, V, VI, VII and IX of the Registrant's Amended and Restated
                           Bylaws.

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

       10.8       *        Employee Stock Option Agreement, dated July 26, 1997, between Medical Device
                           International, Inc. and F.A. Salama, M.D.

       10.9       *        Amendment to Employee Stock Opticon Agreement, dated November 1, 1997, between Opticon
                           Medical, Inc. and Dr. Fouad A. Salama.

       10.10      *        Form of Securities Purchase Agreement between Immune Response, Inc. and the preferred stockholders.

       10.11      *        Form of Registration Rights Agreement between Immune Response, Inc. and the preferred stockholders.

       10.12      **       Form of Warrant issued by the Registrant to the preferred stockholders.

       10.13      ***      Registrant's 2000 Stock Incentive Plan.


       10.14 (R)  ****     Manufacturing and Supply Agreement dated August 4, 2000 by and between the Company and
                           Medical Elastomer Development, Inc., an Ohio corporation.

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

       23         *****    Consent of KPMG LLP

       24         *****    Powers of Attorney



* Previously filed with Registrant's Annual Report on Form 10-KSB, dated March 30, 2000, Commission file no. 33-17922-C, and incorporated herein by reference.

** Previously filed with Registrant's Registration Statement on Form SB-2, dated April 26, 2000, Registration file no. 333-35644, and incorporated herein by reference.

*** Previously filed with Registrant's Quarterly Report on Form 10-QSB, dated August 14, 2000, Commission file no. 33-17922-C, and incorporated herein by reference.

**** Filed with this Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2, dated August 29, 2000, Registration file no. 333-35644, and incorporated herein by reference.

*****    Filed with this Report.