Form 10QSB
period 2001-03-31
OPTICON MEDICAL INC
filed 2001-05-15
CIK 824174

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

         (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________.

                       Commission file number: 33-17922-C


                              OPTICON MEDICAL, INC.
                          (f/k/a Immune Response, Inc.)
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                       31-1752868
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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,267,437 common shares, $.0001 par value, on May 14, 2001.

         Transitional Small Business Disclosure Format    YES     NO  X
                                                              ---    ---

                                TABLE OF CONTENTS

                                                                                           PAGE NO.
                                                                                           --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                  Balance Sheets March 31, 2001 (Unaudited) and December 31, 2000.            1

                  Statements of Operations (Unaudited) For the Three Months
                  Ended March 31, 2001 and 2000, and  the Period From
                  July 28, 1994 (date of inception) to March 31, 2001.                        2

                  Statements of Cash Flows (Unaudited) For the Three Months
                  Ended March 31, 2001 and 2000, and  the Period From
                  July 28, 1994 (date of inception) to March 31, 2001.                        3

                  Notes to Financial Statements (Unaudited) -
                  March 31, 2001.                                                             4

         Item 2.  Management's Discussion and Analysis.                                       5

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                         N/A

         Item 2.  Changes in Securities.                                                     N/A

         Item 3.  Defaults Upon Senior Securities.                                           N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                       N/A

         Item 5.  Other Information.                                                         N/A

         Item 6.  Exhibits and Reports on Form 8-K.                                          N/A

         Signatures                                                                           7

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              OPTICON MEDICAL, INC.
                        (FORMERLY IMMUNE RESPONSE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 Balance Sheets

                                                                             MARCH 31, 2001       DECEMBER 31, 2000
                                                                               (UNAUDITED)
                                                                             --------------       ------------------
                               ASSETS

Current assets:
   Cash and cash equivalents                                                    $   908,122              804,474
   Investments                                                                           --              394,244
   Prepaid expenses and other current assets                                          9,836               13,991
                                                                                -----------           ----------

            Total current assets                                                    917,958            1,212,709

   Property and equipment, net                                                       43,360               54,011
   Intangibles, net of accumulated amortization of $84,220 in 2001
   and $81,316 in 2000                                                              113,280              116,184
   Other assets                                                                       4,979                4,979
                                                                                -----------           ----------

            Total assets                                                        $ 1,079,577            1,387,883
                                                                                ===========           ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of capital lease obligations                                 $       931                1,432
   Accounts payable                                                                  55,751               69,079
   Dividends payable                                                                 35,918               38,459
   Other accrued liabilities                                                         26,023               13,397
                                                                                -----------           ----------

            Total current liabilities                                               118,623              122,367

Capital lease obligations, net of current portion                                     3,102                3,348
                                                                                -----------           ----------

            Total liabilities                                                       121,725              125,715

Stockholders' equity (deficit):
   Preferred stock, $.0001 par value, 1,000,000 shares authorized:
     Series A convertible preferred stock, 3,000 shares authorized,
       2,355 and 2,475 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively; liquidation
       preference of $2,390,918                                                   1,418,181            1,490,255
   Common stock, $.0001 par value, 25,000,000 shares authorized,
       9,843,217 shares issued and outstanding at March 31, 2001 and
       8,698,464 shares issued and outstanding at December 31, 2000                     985                  871
   Additional paid-in capital                                                     7,060,058            6,985,277
   Deficit accumulated during the development stage                              (7,521,372)          (7,214,235)
                                                                                -----------           ----------

            Total stockholders' equity (deficit)                                    957,852            1,262,168
                                                                                -----------           ----------

            Total liabilities and stockholders' equity (deficit)                $ 1,079,577            1,387,883
                                                                                ===========           ==========



See accompanying notes to condensed financial statements.

                              OPTICON MEDICAL, INC.
                        (FORMERLY IMMUNE RESPONSE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            Statements of Operations
                                   (Unaudited)

                                                                                                          CUMULATIVE
                                                                                                              FROM
                                                                                                          JULY 28, 1994
                                                                       THREE MONTHS ENDED                (INCEPTION) TO
                                                                            MARCH 31,                       MARCH 31,
                                                                   2001                 2000                  2001
                                                               ------------          ---------            -------------
Costs and expenses:
   Selling, general and administrative                         $   165,724              222,859            2,768,779
   Research and development                                        101,492               36,086            1,657,230
   Clinical and regulatory                                          39,378                   --            1,077,065
   Depreciation of property and equipment                           10,653                7,498              178,009
   Amortization of intangible assets                                 2,904                2,904              165,215
                                                               -----------           ----------           ----------

          Loss from operations                                    (320,151)            (269,347)           5,846,298
                                                               -----------           ----------           ----------

   Other income (expense):
     Interest income                                                14,226                9,545              145,199
     Interest expense                                               (1,212)          (1,661,221)          (1,820,273)
                                                               -----------           ----------           ----------

          Total other expense                                       13,014           (1,651,676)          (1,675,074)
                                                               -----------           ----------           ----------

          Loss before income taxes                                (307,137)          (1,921,023)          (7,521,372)

Income taxes                                                            --                   --                   --
                                                               -----------           ----------           ----------

          Net loss                                             $  (307,137)          (1,921,023)          (7,521,372)
                                                               -----------           ----------           ----------

          Preferred stock dividends                            $    35,918                7,000              176,658
                                                               -----------           ----------           ----------

          Net loss attributable to
           common stockholders                                 $  (343,055)          (1,928,023)          (7,698,030)
                                                               ===========           ==========           ==========

          Loss per common share (basic and diluted)                  (0.04)               (0.26)               (1.72)
                                                               ===========           ==========           ==========

          Weighted average number of shares
           outstanding during period (basic and
           diluted) retroactively restated to reflect
           a merger                                              9,483,064            7,498,690            4,485,383
                                                               ===========           ==========           ==========


See accompanying notes to condensed financial statements.

                              OPTICON MEDICAL, INC
                        (FORMERLY IMMUNE RESPONSE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                  CUMULATIVE FROM
                                                                                                                   JULY 28, 1994
                                                                                 THREE MONTHS ENDED               (INCEPTION) TO
                                                                                       MARCH 31,                     MARCH 31,
                                                                                 2001                2000              2001
                                                                             -----------        -----------         -----------
Cash used in operating activities                                            $  (289,849)       $  (451,087)        $(5,321,211)

Cash flows from investing activities:
   Purchases of property and equipment                                                --                 --            (196,698)
   Maturities of investments                                                     394,244                 --             394,244
   Purchases of investments                                                           --                 --            (453,391)
                                                                             -----------        -----------         -----------

           Cash provided by (used in) investing activities                       394,244                 --            (255,845)

Cash flows from financing activities:
   Cash acquired in merger                                                            --             99,119              99,119
   Merger costs                                                                       --            (47,696)            (68,151)
   Proceeds from issuance of  Series A
     convertible preferred stock, net                                                 --                 --           1,541,581
   Proceeds from issuance of  Series B
     convertible preferred stock, net                                                 --                 --             520,000
   Proceeds from issuance of common stock, net of issuance cost                                          --             805,345
   Proceeds from the issuance of note payable to Immune
     Response, Inc.                                                                   --                 --             100,000
   Proceeds from convertible debentures with warrants                                 --          2,547,265           3,072,265
   Proceeds from convertible promissory note with warrants                            --                 --             300,000
   Proceeds from long-term debt                                                       --                 --             115,000
   Net proceeds from exercise of stock options                                        --             22,000              22,000
   Payments on capital lease obligations                                            (747)            (2,284)            (21,981)
                                                                             -----------        -----------         -----------

           Cash provided by (used in) financing activities                          (747)         2,618,404           6,485,178

Increase in cash and cash equivalents                                            103,648          2,167,317             908,122

Cash and cash equivalents, beginning of period                                   804,474             13,736                  --
                                                                             -----------        -----------         -----------

Cash and cash equivalents, end of period                                         908,122          2,181,053             908,122
                                                                             ===========        ===========         ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash paid for interest                                                    $     1,212             26,300              39,485
                                                                             ===========        ===========         ===========
NONCASH INVESTING ACTIVITY:
   Equipment acquired through capital lease obligations                      $        --                 --              26,013
                                                                             ===========        ===========         ===========
NONCASH FINANCING ACTIVITIES:
   Cancellation of Immune Response, Inc. debt in merger                      $        --            100,000             100,000
                                                                             ===========        ===========         ===========
   Deferred issuance costs related to merger                                 $        --             32,344              32,344
                                                                             ===========        ===========         ===========
   Conversion of debt in exchange for common stock                           $        --                 --             115,000
                                                                             ===========        ===========         ===========
   Issuance of warrants in connection with convertible debt                  $        --            775,000             775,000
                                                                             ===========        ===========         ===========
   Conversion of debt in exchange for stock                                  $        --          2,547,265           3,421,432
                                                                             ===========        ===========         ===========
   Issuance of common stock in exchange for intangibles                      $        --                 --             219,350
                                                                             ===========        ===========         ===========
   Conversion of preferred stock into common stock                           $    72,074                 --             388,188
                                                                             ===========        ===========         ===========
   Preferred dividends paid in common stock                                  $    38,459                 --             140,740
                                                                             ===========        ===========         ===========


See accompanying notes to condensed financial statements.

                              OPTICON MEDICAL, INC.
                        (FORMERLY IMMUNE RESPONSE, INC.)

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Opticon Medical, Inc. (formerly Immune Response, Inc.) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

NOTE 2 - LOSS PER SHARE

There is no difference in basic and diluted loss per share in any of the periods presented because the effect of all outstanding options and warrants would be anti-dilutive.

NOTE 3 - PREFERRED STOCK

During the quarter ended March 31, 2001, 120 shares of preferred stock, with a carrying value of $72,074 were converted into 983,163 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         The first quarter's activity has been primarily devoted to preparing for the pivotal clinical trial that the Company will conduct this year. The results of this trial will eventually support our 510(k) submission to the FDA for gaining market clearance to initiate the commercialization of our first product line, the OPTION-v(TM) series of urinary catheters for use in short-term urinary management. The OPTION-vf(TM), the device configuration for female patients, is the focus of our current efforts.

         The Company continues its operations as a development stage enterprise engaged in the development, manufacturing and marketing of a series of innovative and proprietary devices for use in urology and for the management and control of the symptoms of urinary incontinence. Indicated for use in short-term urinary management, the OPTION-v(TM) design features a biocompatible silicone composition and incorporates an in-line valve through which a patient can control bladder drainage. As a result, the patient can be freed from the urine collection bags and connecting tubes that are associated with traditional Foley catheter systems, while maintaining normal bladder cycling and at least mimicking natural voiding behavior.

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

RESULTS AND PLAN OF OPERATION

         Although taking several months longer than originally anticipated, we finished our collaboration with FDA and gained agreement as to the details of the study protocol that would be used in our pivotal clinical trial. By late January 2001, we were clear to proceed to trial. We then submitted research applications to the Institutional Review Boards (IRB's) of four investigative sites and by the end of the quarter, we had received IRB approval from each. Urologist Rodney A. Appell, M.D., will lead the investigation from Baylor College of Medicine in Houston, Texas. Other principal investigators include Mickey M. Karram, M.D., of Good Samaritan Hospital, Cincinnati, Ohio; Barry K. Jarnagin, M.D., of Vanderbilt University Medical Center, Nashville, Tennessee; and Mark Walters, M.D., of The Cleveland Clinic Foundation, Cleveland, Ohio.

         As announced in early April however, a subsequent discovery prompted us to delay enrolling patients into the study in favor of first incorporating an engineering change to a feature of the product. Although a delay in producing trial results is considered a significant trade off, we believe implementing this change now is well warranted for several reasons. First, it is essential that we ensure to the greatest extent possible that our clinical trial produces optimally favorable results. We believe this engineering change is one that may strengthen resultant trial data, further reduce the potential for adverse events, and favorably impact patient experiences. Second, we believe that this change has the potential to strengthen our competitive posture, benefit the manufacturing process and possibly add incremental value to the product property. Finally, with regulatory limitations to what product modifications can be integrated once FDA clearance on a product has been received, we believe that the contemplated change may have required redundant clinical testing and possibly a second Premarket Notification filing. We therefore believe it imperative that the latest iteration and embodiment of our technology remains the centerpiece of our anticipated trial activity and of the petition to FDA for market clearance that will follow.

         The project plan for implementing the engineering change currently anticipates a timeline of some 4-6 months to complete. While the design work is essentially finished, additional tooling is being created at present and select changes in quality test measures are being installed. Thereafter, pilot manufacturing must be completed and sterilization validated in order to produce finished goods that are ready for trial. When finished, the new products will be delivered to each of our investigators and the clinical trial will be resumed. We do not expect to modify the study protocol in any way, thus we expect that patient enrollment will be allowed to proceed without any further IRB applications. As a result, we anticipate that a best-case scenario would have patient enrollment proceeding before the end of the third quarter. If it should take somewhat longer to resume trial, we would still expect to have at least some interim trial results available before year-end. Nevertheless, implementing this engineering change and delaying resumption of the clinical trial represent a significant departure from the Company's initial operating plan for 2001.

         Per the approved trial protocol, a total of 100 consenting female patients, each with an acute indication for short-term urinary management, will be randomly assigned either the Company's OPTION-vf(TM) valved urinary catheter, or the study control Foley catheter. Referencing forecasts provided by our investigators, we estimate that once patient enrollment is resumed, the trial should be completed in approximately 4-5 months. If results from the clinical study prove satisfactory, we would expect to be able to submit to FDA for regulatory clearance within 45-60 days thereafter. FDA review of a 510(k) submission typically takes another 90-120 days.

         Although not originally anticipated in the 2001 operating plan, working capital will now be devoted to funding the product modification project and to the resumption of clinical trial. While we believe that the Company's current cash resources will fund our way through the point of trial resumption, these resources will not last through year-end nor be sufficient for us to complete the clinical trial. We will therefore pursue an acceptable funding arrangement over the course of the next few months. It should be noted that interim results from the clinical trial were initially expected to assist the Company in attracting new funds. However, as a result of the delay required to implement the engineering change, we do not expect that interim results will be available in time to do so. Combined with the substantial potential dilution represented by the Company's outstanding convertible preferred shares, these circumstances will likely present a significant obstacle to the Company's efforts to secure additional funding. There can be no assurance therefore that necessary financing can be obtained, or if so, that it can be obtained on reasonable terms. Meanwhile, all other operational plans, including our hiring plans, will be temporarily suspended so as to avoid accelerating the depletion of cash.

         If sufficient resources can be secured, we still expect to engage consultants to progress our efforts in completing the requirements for ISO compliance and for obtaining the European CE Mark on the OPTION-vf(TM). The CE Mark is the regulatory requirement for entering major foreign markets.

         Project activity relating to ongoing product development has been temporarily suspended and resumption will remain strictly dependent on securing incremental funding. Established projects include manufacturing scale- up for the OPTION-vf(TM), and the development of the first two follow-on products, the OPTION-vm(TM) (male configuration) and the OPTION-vs(TM) (suprapubic configuration). Beyond those, we remain intent on progressing development of our second-generation technology which is critical to our plans for pursuing the emerging markets for urinary incontinence.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this report which relate to other than strictly historical facts, including statements about the Company's plans and strategies, as well as management's expectations about new and existing products, technologies and opportunities, market growth, demand for and acceptance of new and existing products (including the OPTION-vf(TM) device), are forward looking statements. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, the Company's ability to successfully commercialize the OPTION-vf(TM), continuing losses from operations and negative cash flow, the challenges of research and development of new products, and other risks detailed in the Company's most recent Annual Report on Form 10-KSB and other Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

                                    SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended March 31, 2001, to be signed on its behalf by the undersigned, thereto duly authorized.


                                      By: /s/ William J. Post
                                          --------------------------------------
                                          William J. Post,
                                          President and Chief Executive Officer

                                      By: /s/ David B. Bittner
                                          -------------------------------------
                                          David B. Bittner,
                                          Chief Financial Officer and Treasurer

Dated: May 15, 2001