Form 10QSB
period 2001-06-30
OPTICON MEDICAL INC
filed 2001-08-14
CIK 824174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

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


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,220,298 common shares, $.0001 par value, on August 13, 2001.

        Transitional Small Business Disclosure Format    YES     NO   X
                                                             ---    -----

                                TABLE OF CONTENTS

                                                                                                  PAGE NO.
                                                                                                  --------
PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements.

               Balance Sheets June 30, 2001 (Unaudited) and December 31, 2000.                       1

               Statements of Operations (Unaudited) For the Three Months Ended
               June 30, 2001 and 2000, the Six Months ended June 30, 2001 and
               2000, and the Period From July 28, 1994 (date of inception) to
               June 30, 2001.                                                                        2

               Statements of Cash Flows (Unaudited) For the Six Months
               Ended June 30, 2001 and 2000, and  the Period From
               July 28, 1994 (date of inception) to June 30, 2001.                                   3

               Notes to Financial Statements (Unaudited) -
               June 30, 2001.                                                                        4

      Item 2.  Management's Discussion and Analysis.                                                 5

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

                                PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                  OPTICON MEDICAL, INC.
                            (FORMERLY IMMUNE RESPONSE, INC.)
                            (A DEVELOPMENT STAGE ENTERPRISE)

                                      Balance Sheets


                                                                                    JUNE 30, 2001           DECEMBER 31, 2000
                             ASSETS                                                  (Unaudited)
                                                                                -----------------------   ----------------------

Current assets:
   Cash and cash equivalents                                                   $               625,379                  804,474
   Investments                                                                                      --                  394,244
   Prepaid expenses and other current assets                                                    14,607                   13,991
                                                                                -----------------------   ----------------------

             Total current assets                                                              639,986                1,212,709

   Property and equipment, net                                                                  57,191                   54,011
   Intangibles, net of accumulated amortization of $87,123 in 2001
   and $81,316 in 2000                                                                         122,627                  116,184
   Other assets                                                                                     --                    4,979
                                                                                -----------------------   ----------------------

             Total assets                                                      $               819,804                1,387,883
                                                                                =======================   ======================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease obligations                                $                 1,596                    1,432
   Accounts payable                                                                             66,605                   69,079
   Dividends payable                                                                            35,153                   38,459
   Other accrued liabilities                                                                    28,338                   13,397
                                                                                -----------------------   ----------------------

             Total current liabilities                                                         131,692                  122,367

Captial lease obligations, net of current portion                                                1,681                    3,348
                                                                                -----------------------   ----------------------

             Total liabilities                                                                 133,373                  125,715

Stockholders' equity (deficit):
   Preferred stock, $.0001 par value, 1,000,000 shares authorized:
     Series A convertible preferred stock, 3,000 shares authorized,
       2,325 and 2,475 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively; liquidation
       preference of $2,360,153                                                              1,400,298                1,490,255
   Common stock, $.0001 par value, 25,000,000 shares authorized,
       10,581,150 shares issued and outstanding at June 30, 2001 and
       8,698,464 shares issued and outstanding at December 31, 2000                              1,059                      871
   Additional paid-in capital                                                                7,078,630                6,985,277
   Deficit accumulated during the development stage                                         (7,793,556)              (7,214,235)
                                                                                -----------------------   ----------------------

             Total stockholders' equity                                                        686,431                1,262,168
                                                                                -----------------------   ----------------------

             Total liabilities and stockholders' equity                        $               819,804                1,387,883
                                                                                =======================   ======================

See accompanying notes to financial statements.

                                   OPTICON MEDICAL, INC.
                             (FORMERLY IMMUNE RESPONSE, INC.)
                             (A DEVELOPMENT STAGE ENTERPRISE)

                                 Statements of Operations
                                        (Unaudited)



                                                                                                          CUMULATIVE
                                                                                                             FROM
                                                                                                         JULY 27, 1990
                                                    THREE MONTHS ENDED            SIX MONTHS ENDED        (INCEPTION)
                                                          JUNE 30,                    JUNE 30,            TO JUNE 30,
                                                    2001           2000          2001          2000          2001
                                                ------------    ----------    ----------    ----------   -------------

Costs and expenses:
   Selling, general and administrative          $    172,879       163,808       338,601       292,770     2,941,658
   Research and development                           88,772        75,784       190,262        69,550     1,746,002
   Clinical and regulatory                             2,324         3,069        41,702        22,525     1,079,389
   Depreciation of property and equipment             11,434         8,087        22,090         9,786       189,443
   Amortization of intangible assets                   2,904         2,904         5,808         5,808       168,119
                                                ------------    ----------    ----------    ----------    ----------

           Loss from operations                     (278,313)     (253,652)     (598,463)     (400,439)   (6,124,611)
                                                ------------    ----------    ----------    ----------    ----------

   Other income (expense):
     Interest income                                   7,281        26,258        21,506         1,546       152,480
     Interest expense                                 (1,152)         (758)       (2,364)      (13,241)   (1,821,425)
                                                ------------    ----------    ----------    ----------    ----------

           Total other income (expense)                6,129        25,500        19,142       (11,695)   (1,668,945)
                                                ------------    ----------    ----------    ----------    ----------

           Loss before income taxes                 (272,184)     (228,152)     (579,321)     (412,134)   (7,793,556)

Income taxes                                              --            --            --            --            --
                                                ------------    ----------    ----------    ----------    ----------

           Net loss                             $   (272,184)     (228,152)     (579,321)     (412,134)   (7,793,556)
                                                ------------    ----------    ----------    ----------    ----------

           Preferred stock dividends            $     35,153        44,781        71,071        51,781       211,811
                                                ------------    ----------    ----------    ----------    ----------

           Net loss attributable to
             common stockholders                $   (307,337)     (272,933)     (650,392)     (463,915)   (8,005,367)
                                                ============    ==========    ==========    ==========    ==========

           Loss per common share (basic
             and diluted)                       $      (0.03)        (0.04)        (0.07)        (0.06)        (1.71)
                                                ============    ==========    ==========    ==========    ==========

           Weighted average number of shares
             outstanding during period (basic
             and diluted) retroactively
             restated to reflect a merger         10,279,021     7,524,560     9,883,241     7,511,553     4,694,018
                                                ============    ==========    ==========    ==========    ==========

See accompanying notes to financial statements.

                                   OPTICON MEDICAL, INC
                             (FORMERLY IMMUNE RESPONSE, INC.)
                             (A DEVELOPMENT STAGE ENTERPRISE)

                                 Statements of Cash Flows
                                       (Unaudited)


                                                                                                           CUMULATIVE FROM
                                                                                                            JULY 28, 1994
                                                                             SIX MONTHS ENDED               (INCEPTION) TO
                                                                                 JUNE 30,                      JUNE 30,
                                                                          2001              2000                 2001
                                                                     ---------------     ------------     -------------------

Cash used in from operating activities:
   Net loss                                                        $       (579,321)   $  (2,149,176)   $         (7,793,556)
   Adjustment to reconcile net loss to cash used in
     operating activities:
       Depreciation and amortization                                         27,895           49,689                 357,563
       Loss on disposal                                                          --                                    1,345
       Amortization of original issuance discount                                --                                  112,604
       Beneficial conversion feature on convertible debt                         --        1,613,013               1,613,013
     Compensation expense realted to equity
       instruments issued to non-employees                                       --                                   45,913
     Changes in operating assets and liabilities:
         Prepaid expenses and other assets                                    4,666           (5,889)                (46,647)
         Accounts payable                                                    (2,474)         (12,689)                120,292
         Accrued liabilities                                                 14,906           19,597                  77,647
         Accrued liabilties to related parties                                   --         (253,101)                (53,864)
                                                                     ---------------     ------------     -------------------

Cash used in operating activities                                  $       (534,328)   $    (738,556)   $         (5,565,690)

Cash flows from investing activities:
   Purchases of property and equipment                                      (25,267)         (11,914)               (221,965)
   Purchases of intangibles                                                 (12,250)              --                 (12,250)
   Maturities of investments                                                394,244               --                 394,244
   Sales of investments                                                          --               --                (453,391)
                                                                     ---------------     ------------     -------------------

             Cash provided by (used in) investing activities                356,727          (11,914)               (293,362)

Cash flows from financing activities:
   Cash acquired in merger                                                       --           99,119                  99,119
   Merger costs                                                                  --          (75,548)                (68,151)
   Proceeds from issuance of  Series A
     convertible preferred stock, net                                            --               --               1,541,581
   Proceeds from issuance of  Series B
     convertible preferred stock, net                                            --               --                 520,000
   Proceeds from issuance of common stock, net of issuance cost                  --               --                 805,345
   Proceeds from the issuance of note payable to Immune
     Response, Inc.                                                              --               --                 100,000
   Proceeds from convertible debentures with warrants                            --        2,547,265               3,072,265
   Proceeds from convertible promissory note with warrants                       --               --                 300,000
   Proceeds from long-term debt                                                  --               --                 115,000
   Net proceeds from exercise of stock options                                   --           22,000                  22,000
   Payments on capital lease obligations                                     (1,494)          (3,126)                (22,728)
                                                                     ---------------     ------------     -------------------

             Cash provided by (used in) financing activities                 (1,494)       2,589,710               6,484,431

Increase in cash and cash equivalents                                      (179,095)       1,839,240                 625,379

Cash and cash equivalents, beginning of period                              804,474           13,736                      --
                                                                     ---------------     ------------     -------------------

Cash and cash equivalents, end of period                                    625,379        1,852,976                 625,379
                                                                     ===============     ============     ===================

SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash paid for interest                                          $          2,364           28,666                  40,637
                                                                     ===============     ============     ===================
NONCASH INVESTING ACTIVITY:
   Equipment acquired through capital lease obligations            $             --               --                  26,013
                                                                     ===============     ============     ===================
NONCASH FINANCING ACTIVITIES:
   Cancellation of Immune Response, Inc. debt in merger            $             --          100,000                 100,000
                                                                     ===============     ============     ===================
   Deferred issuance costs related to merger                       $             --           32,344                  32,344
                                                                     ===============     ============     ===================
   Conversion of debt in exchange for common stock                 $             --               --                 115,000
                                                                     ===============     ============     ===================
   Issuance of warrants in connection with convertible debt        $             --          775,000                 775,000
                                                                     ===============     ============     ===================
   Conversion of debt in exchange for stock                        $             --        2,547,265               3,421,432
                                                                     ===============     ============     ===================
   Issuance of common stock in exchange for intangibles            $             --               --                 219,350
                                                                     ===============     ============     ===================
   Conversion of preferred stock into common stock                 $         89,957               --                 406,071
                                                                     ===============     ============     ===================
   Preferred dividends paid in common stock                        $         71,071               --                 173,352
                                                                     ===============     ============     ===================


See accompanying notes to financial statements.

                              OPTICON MEDICAL, INC.
                        (FORMERLY IMMUNE RESPONSE, INC.)

                          Notes to Financial Statements
                                   (Unaudited)

                                  June 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Opticon Medical, Inc. (formerly Immune Response, Inc.) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

NOTE 2 - LOSS PER SHARE

There is no difference in basic and diluted loss per share in any of the periods presented because the effect of all outstanding options and warrants would be anti-dilutive.

NOTE 3 - PREFERRED STOCK

During the quarter ended June 30, 2001, 30 shares of preferred stock, with a carrying value of $89,957 were converted into 461,642 shares of common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

        Throughout the second quarter, the majority of our activity remained focused on the product enhancement initiative that was announced in April, and that was the basis for delaying the start of our pivotal clinical trial. This project was successfully completed within the timeframe and costs of our best-case expectations, and the clinical trial will now commence immediately. The results of this trial will eventually support our 510(k) submission to the FDA for gaining market clearance to initiate the commercialization of our first product line, the OPTION-v(TM) series of urinary catheters for use in short-term urinary management. The OPTION-vf(TM), the device configuration for female patients, is the current focus of our efforts.

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

        This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item I of the Company's most recent Annual Report on Form 10-KSB, as filed with the United States Securities and Exchange Commission, in the section entitled "Business Risks."

PLAN OF OPERATION

        As announced in early April, a decision to enhance certain features of our OPTION-v(TM) series of urinary catheters prompted us to delay enrolling patients into our planned clinical trial in favor of first incorporating certain technical changes to the product's design. By delaying the commencement of the trial, we introduced new risks to the business by affecting the lifecycle of our available cash resources and by postponing the expected availability of the interim clinical evidence which we had hoped would assist our planned fundraising initiative. However, we believed this decision to be well justified for several reasons.

        First, and most importantly, we wanted to ensure to the greatest extent possible that our clinical trial produces optimally favorable results. Second, we believed that the contemplated enhancements had the potential to strengthen our competitive posture, benefit the product's manufacturing process, and possibly add incremental value to the Company's intellectual properties. Finally, with FDA regulations limiting the extent to which modifications can be made to a product after FDA clearance has been received, we believed that incorporating these changes now would avoid the possibility of redundant clinical testing, and possibly a second Premarket Notification filing.

        The product enhancement project has now been successfully completed. We believe that the changes we incorporated will benefit both clinical performance and patient tolerance, which should have favorable impact on the eventual FDA review of our clinical data. Certain elements of the changes also promise to enhance the manufacturing process by significantly reducing assembly time, and by completely eliminating one failure mode while reducing the risk of certain others. Finally, it was determined that the development constituted a novel invention and that it could be the subject of a new patent application, which is currently in process.

        We will now proceed with the clinical trial, using the enhanced device. No changes to the previously established research protocol have been made, thus the prior approvals from the Institutional Review Boards of each of our investigational sites remain in effect. Per the approved trial protocol which was developed in consultation with the FDA, a total of 100 consenting female patients, each with an acute indication for short-term urinary management, will be randomly assigned either the Company's OPTION-vf(TM) valved urinary catheter, or the study control Foley catheter. Forecasts provided by our investigators estimate that the trial should be completed within approximately 4-5 months of the first patient enrollment. Urologist Rodney A. Appell, M.D., will lead the investigation from Baylor College of Medicine in Houston, Texas. Other principal investigators include Mickey M. Karram, M.D., of Good Samaritan Hospital, Cincinnati, Ohio; Barry K. Jarnagin, M.D., of Vanderbilt University Medical Center, Nashville, Tennessee; and Mark Walters, M.D., of The Cleveland Clinic Foundation, Cleveland, Ohio. Assuming that the results from the clinical study prove satisfactory, we would expect to be able to submit to FDA for regulatory clearance within 45-60 days following the close of the study. FDA review of a 510(k) submission typically takes another 90-120 days.

        The Company's current cash position will not be sufficient to fund operations through year-end or through the completion of the clinical trial. Consequently, the Company is pursuing additional funding and expects that, if the interim trial results are positive, this will have a beneficial effect on its ability to raise further working capital. There can be no assurance, however, that necessary financing can be obtained on a timely basis, or if so, that it can be obtained on reasonable terms. If the Company is unable to secure financing before the end of the year, it may be forced to suspend operations and may be unable to complete the clinical trial.

        Meanwhile, ongoing product development activities will be scaled back to conserve cash resources. Our ability to commence commercial operations, as well as the execution of our hiring plan, will remain dependent upon our success in raising additional funds. During the interim, we will remain focused on planning the manufacturing scale-up for the OPTION-vf(TM) and balancing prudent cash management with progressing the OPTION-vm(TM) (male configuration) and the OPTION-vs(TM) (suprapubic configuration) through their respective pilot manufacturing stages. Once sufficient resources are secured, we intend to engage consultants to assist our efforts in completing the requirements for ISO compliance and for obtaining the European CE Mark on the OPTION-vf(TM). The CE Mark is the regulatory requirement for entering major foreign markets. Beyond that, we remain intent on continuing the development of our second-generation technology which we consider to be critical to our plans for pursuing the emerging markets for urinary incontinence.

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

                                    SIGNATURE

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended June 30, 2001, to be signed on its behalf by the undersigned, thereto duly authorized.




                                By: /s/ William J. Post
                                   --------------------------------------------
                                    William J. Post, President and Chief
                                    Executive Officer

                                By:  /s/ David B. Bittner
                                   --------------------------------------------
                                    David B. Bittner, Chief Financial Officer
                                    and Treasurer
     Dated: August 14, 2001