Form 10QSB
period 2001-09-30
OPTICON MEDICAL INC
filed 2001-11-14
CIK 824174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,900,277 common shares, $.0001 par value, on November 13, 2001.

         Transitional Small Business Disclosure Format YES      NO  X
                                                           ---     ---

                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.

                 Balance Sheets, September 30, 2001 (Unaudited)
                 and December 31, 2000.                                     1

                 Statements of Operations (Unaudited), For the
                 Three Months Ended September 30, 2001 and 2000,
                 the Nine Months Ended September 30, 2001 and 2000,
                 and the Period From July 28, 1994 (date of inception)
                 to September 30, 2001.                                     2

                 Statements of Cash Flows (Unaudited), For the
                 Nine Months Ended September 30, 2001 and 2000, and
                 the Period From July 28, 1994 (date of inception) to
                 September 30, 2001.                                        3

                 Notes to Financial Statements (Unaudited) -
                 September 30, 2001.                                        4

         Item 2. Management's Discussion and Analysis.                      5


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.                                        N/A

         Item 2. Changes in Securities.                                    N/A

         Item 3. Defaults Upon Senior Securities.                          N/A

         Item 4. Submission of Matters to a Vote of Security Holders.      N/A

         Item 5. Other Information.                                        N/A

         Item 6. Exhibits and Reports on Form 8-K.                          7

         Signatures                                                         8

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                              OPTICON MEDICAL, INC.
                        (FORMERLY IMMUNE RESPONSE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)


                                 Balance Sheets

                                                                                    SEPTEMBER 30, 2001
                                 ASSETS                                                (UNAUDITED)         DECEMBER 31, 2000
                                                                                    ------------------     -----------------
Current assets:
  Cash and cash equivalents                                                             $   323,291               804,474
  Investments                                                                                  --                 394,244
  Prepaid expenses and other current assets                                                  18,911                13,991
                                                                                        -----------            ----------
          Total current assets                                                              342,202             1,212,709

  Property and equipment, net                                                                45,276                54,011
  Intangibles, net of accumulated amortization of $90,027 in 2001
  and $81,316 in 2000                                                                       126,514               116,184
  Other assets                                                                                   --                 4,979
                                                                                        -----------            ----------
          Total assets                                                                  $   513,992             1,387,883
                                                                                        ===========            ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations                                          $     1,596                 1,432
  Accounts payable                                                                           34,464                69,079
  Dividends payable                                                                          34,875                38,459
  Other accrued liabilities                                                                  28,373                13,397
                                                                                        -----------            ----------
          Total current liabilities                                                          99,308               122,367

Captial lease obligations, net of current portion                                             1,991                 3,348
                                                                                        -----------            ----------
          Total liabilities                                                                 101,299               125,715

Stockholders' equity:
  Preferred stock, $.0001 par value, 1,000,000 shares authorized:
    Series A convertible preferred stock, 3,000 shares authorized,
      2,325 and 2,475 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively; liquidation
      preference of $2,359,875                                                            1,400,298             1,490,255
  Common stock, $.0001 par value, 25,000,000 shares authorized,
      10,900,724 shares issued and outstanding at September 30, 2001 and
      8,698,464 shares issued and outstanding at December 31, 2000                            1,090                   871
  Additional paid-in capital                                                              7,078,878             6,985,277
  Deficit accumulated during the development stage                                       (8,067,573)           (7,214,235)
                                                                                        -----------            ----------
          Total stockholders' equity                                                        412,693             1,262,168
                                                                                        -----------            ----------
          Total liabilities and stockholders' equity                                    $   513,992             1,387,883
                                                                                        ===========            ==========

See accompanying notes to condensed financial statements.

                              OPTICON MEDICAL, INC.
                        (FORMERLY IMMUNE RESPONSE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)


                            Statements of Operations
                                   (Unaudited)

                                                                                                                       CUMULATIVE
                                                                                                                          FROM
                                                                                                                     JULY 28, 1994
                                                                THREE MONTHS ENDED            NINE MONTHS ENDED      (INCEPTION) TO
                                                                   SEPTEMBER 30,                SEPTEMBER 30,         SEPTEMBER 30,
                                                                2001           2000          2001           2000          2001
                                                            ------------    ----------    -----------    ----------   -------------

Costs and expenses:
  Selling, general and administrative                       $    150,490       215,823        489,093       602,489     3,092,148
  Research and development                                       100,594       146,977        290,859       258,848     1,846,596
  Clinical and regulatory                                         11,465        51,912         53,167        54,981     1,090,854
  Depreciation of property and equipment                          11,914         8,106         34,001        23,692       201,357
  Amortization of intangible assets                                2,904         2,904          8,712         8,712       171,023
                                                            ------------    ----------    -----------    ----------    ----------
          Loss from operations                                  (277,367)     (425,722)      (875,832)     (948,722)   (6,401,978)
                                                            ------------    ----------    -----------    ----------    ----------

  Other income (expense):
    Interest income                                                4,069        23,412         25,576        59,125       156,549
    Interest expense                                                (718)       (1,215)        (3,082)   (1,663,194)   (1,822,144)
                                                            ------------    ----------    -----------    ----------    ----------
          Total other income (expense)                             3,351        22,197         22,494    (1,604,069)   (1,665,595)
                                                            ------------    ----------    -----------    ----------    ----------
          Loss before income taxes                              (274,016)     (403,525)      (853,338)   (2,552,791)   (8,067,573)

Income taxes                                                          --            --             --            --            --
                                                            ------------    ----------    -----------    ----------    ----------
          Net loss                                          $   (274,016)     (403,525)      (853,338)   (2,552,791)   (8,067,573)
                                                            ------------    ----------    -----------    ----------    ----------
          Preferred stock dividends                         $     34,875        43,103        105,946        94,884       246,686
                                                            ------------    ----------    -----------    ----------    ----------
          Net loss attributable to
            common stockholders                             $   (308,891)     (446,628)      (959,284)   (2,647,675)   (8,314,259)
                                                            ============    ==========    ===========    ==========    ==========
          Loss per common share (basic and diluted)         $      (0.03)        (0.06)         (0.09)        (0.35)        (1.69)
                                                            ============    ==========    ===========    ==========    ==========
          Weighted average number of shares
            outstanding during period (basic
            and diluted) retroactively restated to
            reflect a merger                                  10,865,987     7,722,029     10,214,423     7,581,970     4,910,826
                                                            ============    ==========    ===========    ==========    ==========


See accompanying notes to condensed financial statements.

                              OPTICON MEDICAL, INC
                        (FORMERLY IMMUNE RESPONSE, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)


                            Statements of Cash Flows
                                  (Unaudited)


                                                                                                                    CUMULATIVE FROM
                                                                                                                     JULY 28, 1994
                                                                                       NINE MONTHS ENDED            (INCEPTION) TO
                                                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                                                    2001               2000               2001
                                                                                  ---------         -----------     ---------------

Cash flows from operating activities:
  Net loss                                                                        $(853,338)        $(2,552,791)        $(8,067,573)
  Adjustment to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                                  42,713              32,404             372,381
      Loss on disposal                                                                   --                  --               1,345
      Amortization of original issuance discount                                         --                                 112,604
      Beneficial conversion feature on convertible debt                                  --           1,613,013           1,613,013
      Compensation expense related to equity
        instruments issued to non-employees                                              --              41,425              45,913
      Changes in operating assets and liabilities:
          Prepaid expenses and other                                                    337              10,611             (50,977)
          Accounts payable                                                          (34,615)           (108,131)             73,151
          Accrued liabilities                                                        14,976            (138,614)             89,413
          Accrued liabilties to related parties                                          --                  --             (50,559)
                                                                                  ---------         -----------         -----------
Cash used in operating activities                                                 $(829,927)        $(1,102,083)        $(5,861,289)

Cash flows from investing activities:
  Purchases of property and equipment                                               (25,266)            (11,914)           (221,964)
  Purchases of intangibles                                                          (19,041)                 --             (19,041)
  Maturities of investments                                                         394,244                  --             394,244
  Purchases of investments                                                               --                  --            (453,391)
                                                                                  ---------         -----------         -----------
            Cash provided by (used in) investing activities                         349,937             (11,914)           (300,152)

Cash flows from financing activities:
  Cash acquired in merger                                                                --              99,119              99,119
  Merger costs                                                                           --             (75,418)            (68,151)
  Proceeds from issuance of  Series A
    convertible preferred stock, net                                                     --                  --           1,541,581
  Proceeds from issuance of  Series B
    convertible preferred stock, net                                                     --                  --             520,000
  Proceeds from issuance of common stock, net of issuance cost                           --                  --             805,345
  Proceeds from the issuance of note payable to Immune
    Response, Inc.                                                                       --                  --             100,000
  Proceeds from convertible debentures with warrants                                     --           2,547,265           3,072,265
  Proceeds from convertible promissory note with warrants                                --                  --             300,000
  Proceeds from long-term debt                                                           --                  --             115,000
  Net proceeds from exercise of stock options                                            --              22,000              22,000
  Payments on capital lease obligations                                              (1,193)             (3,044)            (22,427)
                                                                                  ---------         -----------         -----------
            Cash provided by (used in) financing activities                          (1,193)          2,589,922           6,484,732

Increase (decrease) in cash and cash equivalents                                   (481,183)          1,475,925             323,291

Cash and cash equivalents, beginning of period                                      804,474              13,736                  --
                                                                                  ---------         -----------         -----------
Cash and cash equivalents, end of period                                            323,291           1,489,661             323,291
                                                                                  =========         ===========         ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash paid for interest                                                          $   3,082              29,881              41,355
                                                                                  =========         ===========         ===========
NONCASH INVESTING ACTIVITY:
  Equipment acquired through capital lease obligations                            $      --               4,500              26,013
                                                                                  =========         ===========         ===========
NONCASH FINANCING ACTIVITIES:
  Cancellation of Immune Response, Inc. debt in merger                            $      --             100,000             100,000
                                                                                  =========         ===========         ===========
  Deferred issuance costs related to merger                                       $      --              32,344              32,344
                                                                                  =========         ===========         ===========
  Conversion of debt in exchange for common stock                                 $      --                  --             115,000
                                                                                  =========         ===========         ===========
  Issuance of warrants in connection with convertible debt                        $      --             775,000             775,000
                                                                                  =========         ===========         ===========
  Conversion of debt in exchange for stock                                        $      --           2,547,265           3,421,432
                                                                                  =========         ===========         ===========
  Issuance of common stock in exchange for intangibles                            $      --                  --             219,350
                                                                                  =========         ===========         ===========
  Conversion of preferred stock into common stock                                 $  89,957             210,743             406,071
                                                                                  =========         ===========         ===========
  Preferred dividends paid in common stock                                        $ 105,946              51,781             208,227
                                                                                  =========         ===========         ===========


See accompanying notes to condensed financial statements.

                              OPTICON MEDICAL, INC.
                        (FORMERLY IMMUNE RESPONSE, INC.)

                          Notes to Financial Statements
                                   (Unaudited)

                               September 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Opticon Medical, Inc. (formerly Immune Response, Inc.) (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 10(a) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.


NOTE 2 - LOSS PER SHARE

There is no difference in basic and diluted loss per share in any of the periods presented because the effect of all outstanding options and warrants would be anti-dilutive. At September 30, 2001, the Company had 1,626,280 options and 1,276,020 warrants outstanding.


NOTE 3 - PREFERRED STOCK

During the quarter ended September 30, 2001 there were no conversions of preferred stock into common stock. During the nine months ended September 30, 2000, 150 shares of preferred stock, with a carrying value of $162,031, were converted into 144,805 shares of common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

         The primary thrust of the Company's efforts during the third quarter was directed toward the preparation and commencement of the clinical study for the OPTION-vf(TM) urinary catheter, having successfully completed product optimization. While completing the manufacture of devices for the study, we conducted clinical investigator and staff training, and began patient recruitment at five investigative centers. The earliest patients consented to the study in late August, and by October we had announced the first patient enrollments, and reported the favorable performance of our catheter as noted by the clinical investigators and initial study participants. Ongoing patient enrollment has accelerated as study sites have increased recruitment, and interim results continue to be encouraging. When completed, the results of this pivotal clinical study will support our 510(k) submission to the FDA for market clearance. The OPTION-vf(TM) catheter, configured for female patients, is our first product in the OPTION-v(TM) series of urinary catheters for use in short-term urinary management.

         The Company continues its operations as a development stage enterprise engaged in the development, manufacturing and marketing of a series of innovative and proprietary devices for use in urology and for the management and control of the symptoms of urinary incontinence. The OPTION-v(TM) design features a biocompatible silicone composition and incorporates an in-line valve through which a patient can control bladder drainage. This ability to mimic natural voiding behavior and maintain normal bladder cycling is in sharp contrast to the traditional Foley catheter system that continuously drains the bladder through a system of connecting tubes and urine collection bags.

         This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item I of the Company's most recent Annual Report on Form 10-KSB as filed with the United States Securities and Exchange Commission, in the section entitled "Business Risks."


RESULTS AND PLAN OF OPERATION

         With design enhancements implemented and product performance verified, we entered the clinical study seeking validation that the optimized catheters would demonstrate their intended clinical utility and desirability. Having received preliminary results for initial study patients, many of our product design goals appear to have been successfully accomplished and the realization of other anticipated benefits appears increasingly likely with continued favorable clinical outcomes.

         Primarily, we believe that the benefits to both clinical performance and patient tolerance have been achieved through the design enhancements, and are expected to have a favorable impact on the eventual FDA review of our clinical data. We have verified the elimination of a potential failure mode in the previous version of the device and have demonstrated that overall product performance has been significantly improved. Enhancements to the manufacturing process have been realized through the elimination of several assembly processes coupled with a significant reduction in assembly time and cost.

         Through the filing of a new patent application, the unique developments embodied in the current version of the catheter promise to effectively broaden the Company's technology platform and further strengthen its intellectual property portfolio. The technology contained in the pending patent includes several novel valve designs and valve performance control elements. With its incorporation into our current and future products, this technology has the potential to enhance our competitive posture through the delivery of proprietary product benefits.

         As we focus on conducting the clinical trial, we will continue to actively recruit and enroll a total of 100 consenting female patients per the protocol that was developed in consultation with the FDA. Urologist Rodney A. Appell, M.D., is leading the investigation from Baylor College of Medicine in Houston, Texas. Other principal investigators include Mickey M. Karram, M.D., of Good Samaritan Hospital, Cincinnati, Ohio; Barry K. Jarnagin, M.D., of Vanderbilt University and Williamson Medical Centers, both in greater Nashville, Tennessee; and Mark Walters, M.D., of The Cleveland Clinic Foundation, Cleveland, Ohio. Notwithstanding possible seasonal effects that may limit available patients, we will make every effort to accelerate study participation. Forecasts based upon projected enrollments estimate that the trial should be completed shortly after year-end. Assuming that the results from the clinical study prove satisfactory, we expect to be able to submit to FDA for regulatory clearance within 45-60 days following the close of the study. FDA review of a 510(k) submission typically takes another 90-120 days.

         With the ability to forecast regulatory clearance and subsequent market entry, we have intensified our dialogue with potential distribution channel partners among a number of established urology market participants. Several U.S. and European companies have signed confidentiality agreements to explore the possibility of a strategic alliance providing sales and distribution channels for the Company's products. We anticipate that these discussions will result in more definitive negotiations as early clinical trial results are made available to demonstrate our marketability.

         At the end of the third quarter, the Company announced that Glenn D. Brunner had been elected to succeed William J. Post as President and Chief Operating Officer, following Mr. Post's resignation. Mr. Brunner was formerly the Company's Vice President of Product Development, and had been with the Company for approximately 1 1/2 years prior to his promotion. Mr. Post remains active on the Company's Board of Directors.

         The Company's current cash position will not be sufficient to fund operations beyond year-end or through the completion of the current clinical study. Consequently, the Company is pursuing additional funding, and expects that the favorable interim study results may have a beneficial effect on its efforts to raise further working capital. There can be no assurance however, that necessary financing can be obtained on a timely basis, or if so, that it can be obtained on reasonable terms. If the Company is unable to secure financing by the end of the year, it may be forced to suspend operations and may be unable to complete the clinical study.

         Meanwhile, ongoing product development activities have been scaled back to conserve cash resources. Our ability to commence commercial operations, as well as the execution of our hiring plan, will remain dependent upon our success in raising additional funds. During the interim, we will remain focused on planning the manufacturing scale-up for the OPTION-vf(TM) and balancing prudent cash management with progressing the OPTION-vm(TM) (male configuration) and the OPTION-vs(TM) (suprapubic configuration) through their respective pilot manufacturing stages. Once sufficient resources are secured, we intend to engage consultants to assist our efforts in completing the requirements for ISO compliance and for obtaining the CE mark on the OPTION-vf(TM). The CE Mark is the regulatory requirement for entering major foreign markets. Beyond that, we remain intent on continuing the development of our second-generation technology which we consider to be critical to our plans for pursuing the emerging markets for urinary incontinence.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 141, any business combination initiated after June 30, 2001 must be accounted for as a purchase. For purchase business combinations that are consummated after June 30, 2001, goodwill and identifiable intangibles should be recorded and amortized in accordance with SFAS 142, i.e., goodwill and intangible assets with indefinite lives are not amortized and other identified intangibles are amortized. For any purchase business combination consummated on or before June 30, 2001, the accounting under APB 16 and APB 17 still applies. Goodwill and separately identifiable intangibles should be recorded and amortized until adopting SFAS 142, which is required for fiscal years beginning after December 15, 2001. A calendar year-end company would continue to amortize goodwill and all separately identifiable intangibles through December 31, 2001. Upon adoption of SFAS 142, a company would cease amortizing goodwill and separately identifiable intangibles with indefinite lives and amortize other identifiable intangibles in accordance with the guidelines set forth in the standard. The Company intends to adopt SFAS 141 and 142 according to their prescribed deadlines but does not believe that adoption will have a material impact on the Company's financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142, Goodwill and Other Intangible Assets.

         The Company is required to adopt SFAS 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements.

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


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS.

            None.

            (b) REPORTS ON FORM 8-K.

            On September 21, 2001, Opticon Medical, Inc. filed a Form 8-K incorporating by reference a Press Release, dated September 18, 2001, entitled "Opticon Medical Announces Management Succession."

                                    SIGNATURE


         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB for the quarterly period ended September 30, 2001, to be signed on its behalf by the undersigned, thereto duly authorized.

                     By: /s/ Glenn D. Brunner
                         -------------------------------------------------------
                         Glenn D. Brunner, President and Chief Executive Officer

                     By: /s/ David B. Bittner
                         -------------------------------------------------------
                         David B. Bittner, Chief Financial Officer and Treasurer


Dated: November 14, 2001